Form 10-Q
period 1996-07-31
CFM TECHNOLOGIES INC
filed 1996-09-13
CIK 849323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
         [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 for the quarterly period ended July 31, 1996.
                                            or
         [   ] Transition Report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
               For the transition period from _________ to __________

                          Commission File No. 0-27498

                             CFM Technologies, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    22-2298698
           --------                                    ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification Number)

             1336 Enterprise Drive, West Chester, Pennsylvania 19380
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (610) 696-8300
                                                           --------------

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X       No
                                      ---         ---

         The number of outstanding shares of the Registrant's Common Stock, no par value per share, on September 9, 1996 was 6,052,924.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                          PART 1. FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements:

          Consolidated Balance Sheets (unaudited)
          July 31, 1996 and October 31, 1996  ..............................   3

          Consolidated Statements of Income (unaudited)
          Three months and nine months ended July 31, 1996 and 1995 ........   4

          Consolidated Statements of Cash Flows (unaudited)
          Nine months ended July 31, 1996 and 1995  ........................   6

          Notes to Consolidated Financial Statements  ......................   7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ..............................................   8


                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K  ..................................  12

         Signatures ........................................................  13

         Exhibit Index .....................................................  14

         Statement re: computation of per share earnings  ..................  15

         Financial Data Schedule ...........................................  16

                          PART 1. FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements


                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                 July 31,   October 31,
                                                                   1996        1995
                                                                 --------   -----------
                         ASSETS
CURRENT ASSETS:

       Cash and cash equivalents .............................   $ 11,685    $    408
       Accounts receivable ...................................     15,638       8,886
       Inventories ...........................................      7,470       3,700
       Prepaid expenses and other ............................        226         184
       Deferred income taxes .................................        862         529
                                                                 --------    --------
             Total current assets ............................     35,881      13,707
                                                                 --------    --------

PROPERTY, PLANT AND EQUIPMENT:
       Land ..................................................        540         540
       Building and improvements .............................      2,973       2,205
       Machinery and equipment ...............................      3,623       1,640
       Furniture and fixtures ................................        841         412
                                                                 --------    --------
                                                                    7,977       4,797
       Less - Accumulated depreciation and amortization ......       (901)       (406)
                                                                 --------    --------
             Net property, plant and equipment ...............      7,076       4,391
                                                                 --------    --------

OTHER ASSETS:
       Patents, net of accumulated amortization of $71 and $57        247         251
       Other .................................................        126         105
                                                                 --------    --------
             Total other assets ..............................        373         356
                                                                 --------    --------
                                                                 $ 43,330    $ 18,454
                                                                 ========    ========

        The accompanying notes are an integral part of these statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)


                                                                              July 31,  0ctober 31,
                                                                               1996        1995
                                                                              -------     -------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of long-term debt ..................................   $   488     $   574
       Accounts payable ...................................................     3,960       2,537
       Accrued expenses ...................................................     4,354       2,373
       Customer deposits ..................................................        34          87
                                                                              -------     -------
             Total current liabilities ....................................     8,836       5,571
                                                                              -------     -------

Long-term debt ............................................................     2,605       3,005
Deferred income taxes .....................................................       107         103


SHAREHOLDERS' EQUITY:
       Preferred stock, no par value; 1,000,000 authorized shares; no
           shares issued or outstanding ...................................      --          --
       Common stock, no par value; 10,000,000 authorized shares; 6,052,924
          and 3,392,928 shares issued and outstanding ....................     29,639       9,616
       Retained earnings .................................................      2,143         159
                                                                              -------     -------
             Total shareholders' equity ..................................     31,782       9,775
                                                                              -------     -------
                                                                              $43,330     $18,454
                                                                              =======     =======


        The accompanying notes are an integral part of these statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                    Three Months Ended                Nine Months Ended
                                                                          July 31,                         July 31,
                                                                 ------------------------          ------------------------
                                                                   1996            1995             1996             1995
                                                                 -------          -------          -------          -------
NET SALES .............................................          $11,096          $ 6,601          $30,793          $15,932
COST OF SALES .........................................            5,841            3,848           16,478          $ 9,442
                                                                 -------          -------          -------          -------
              Gross profit ............................            5,255            2,753           14,315            6,490
                                                                 -------          -------          -------          -------

OPERATING EXPENSES:
       Research, development and engineering ..........              881              426            2,973            1,237
       Selling, general and administrative ............            3,366            1,531            8,041            4,003
                                                                 -------          -------          -------          -------
              Total operating expenses ................            4,247            1,957           11,014            5,240
                                                                 -------          -------          -------          -------

              Operating income ........................            1,008              796            3,301            1,250

INTEREST EXPENSE, NET .................................               34               46              249              120
                                                                 -------          -------          -------          -------
              Income before income taxes ..............              974              750            3,052            1,130

INCOME TAXES ..........................................              341              251            1,068              378
                                                                 -------          -------          -------          -------
NET INCOME ............................................          $   633          $   499          $ 1,984          $   752
                                                                 =======          =======          =======          =======

NET INCOME PER SHARE ..................................          $  0.13          $  0.12          $  0.46          $  0.19
                                                                 =======          =======          =======          =======

WEIGHTED AVERAGE COMMON AND COMMON
       EQUIVALENT SHARES ..............................            5,016            3,994            4,339            3,994
                                                                 =======          =======          =======          =======

        The accompanying notes are an integral part of these statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                             Nine Months Ended
                                                                                                  July 31,
                                                                                        --------------------------
                                                                                          1996              1995
                                                                                        --------          --------
OPERATING ACTIVITIES:
       Net income .............................................................         $  1,984          $    752
       Adjustments to reconcile net income to net cash provided by
         (used in) operating activities -
             Depreciation and amortization ....................................              509               160
             Deferred income tax benefit ......................................             (329)             (199)
             (Increase) decrease in -
                   Accounts receivable ........................................           (6,752)              349
                   Inventories ................................................           (3,770)             (522)
                   Prepaid expenses and other current assets ..................              (42)             (321)
                   Other assets ...............................................              (31)              (10)
             Increase (decrease) in -
                   Accounts payable ...........................................            1,423               135
                   Accrued expenses ...........................................            1,981               511
                   Customer deposits ..........................................              (53)             (649)
                                                                                        --------          --------
                         Net cash provided by (used in) operating activities ..           (5,080)              206
                                                                                        --------          --------

INVESTING ACTIVITIES:
       Purchases of property, plant and equipment .............................           (2,204)             (175)
                                                                                        --------          --------

FINANCING ACTIVITIES:
       Payments on long-term debt .............................................           (1,462)             (212)
       Proceeds from long-term debt ...........................................             --                  31
       Proceeds from sale of common stock .....................................           20,023               125
                                                                                        --------          --------
                         Net cash provided by (used in) financing activities ..           18,561               (56)
                                                                                        --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................           11,277               (25)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................              408             1,286
                                                                                        --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................         $ 11,685          $  1,261
                                                                                        ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest expense .........................................         $    370          $    158
       Cash paid for income taxes .............................................            1,449               587
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
       Machinery acquired under capital leases ................................         $    976          $     10
       Common stock issued for Partnership interests ..........................             --               3,249
       Common stock issued for services .......................................             --                  15


        The accompanying notes are an integral part of these statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in thousands, except share and per share data)


(1) Basis of Presentation:

     The condensed financial statements included herein have been prepared by CFM Technologies, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's prospectus dated June 18, 1996. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

(2) Initial Public Offering:

     The Company's initial public offering was consummated on June 21, 1996. The net proceeds from the offering of 2,249,661 shares of common stock were $20,023,000.

(3) Accounts Receivable:

                                       July 31, 1996         October 31, 1995
                                       -------------         ----------------
Billed ...........................      $11,346,000            $ 7,162,000
Unbilled .........................        4,292,000              1,724,000
                                        -----------            -----------
                                        $15,638,000             $8,886,000
                                        ===========             ==========

     Unbilled receivables represent final retainage amounts to be billed upon completion of the installation process.



(4) Inventories:

                                                July 31, 1996   October 31, 1995
                                                -------------   ----------------
Raw materials ................................   $4,244,000       $1,979,000
Work in progress .............................    3,226,000        1,721,000
                                                 ----------       ----------
                                                 $7,470,000       $3,700,000
                                                 ==========       ==========

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         CFM designs, manufactures and markets advanced wet processing equipment for sale to the worldwide semiconductor and flat panel display manufacturing industries. The Company was founded in 1984 and began commercial operations in 1990 following a period of technology and product development, during which time the Company's patented Full-Flow(TM) enclosed processing and Direct-Displacement(TM) drying technologies were developed.

         The Company has derived substantially all of its revenues from the sale of a relatively small number of its systems, which typically range in price from $0.9 million to $2.5 million. The Company sells its systems worldwide and records a significant portion of its sales to customers outside the United States. The Company's international sales have occurred in Europe, Japan, Korea and Israel. The Company anticipates that international sales will continue to account for a significant portion of net sales, although the percentage of international sales is expected to fluctuate from period to period.

Results of Operations

         The following table sets forth certain financial data for the periods indicated, expressed as a percentage of net sales.


                                             Three Months Ended                Nine Months Ended
                                        -----------------------------   -------------------------------
                                        July 31, 1996   July 31, 1995   July 31, 1996    July 31,  1995
                                        -----------------------------   -------------------------------

Net sales ...............................   100.0%           100.0%           100.0%           100.0%
Gross profit ............................    47.4%            41.7%            46.5%            40.7%
Research, development and engineering ...     7.9%             6.5%             9.7%             7.8%
Selling, general and administrative .....    30.4%            23.1%            26.1%            25.1%
Operating income ........................     9.1%            12.1%            10.7%             7.8%
Income before income taxes ..............     8.8%            11.4%             9.9%             7.1%
Net income ..............................     5.7%             7.6%             6.4%             4.7%


         Net Sales. Net sales for the three months ended July 31, 1996 increased 68.1% to $11.1 million from $6.6 million in the three months ended July 31, 1995. Net sales for the nine months ended July 31, 1996 increased 93.3% to $30.8 million from $15.9 million for the nine months ended July 31, 1995. These increases resulted primarily from increased demand for the Company's Full-Flow systems by the semiconductor industry as the Company's customers equipped new facilities or expanded facilities, and also from initial production shipments of Full-Flow systems for the manufacture of flat panel displays. International sales represented 70.1% and 52.9% of total net sales in the three and nine months ended July 31, 1996, respectively, and 65.1% and 54.2% of total net sales in the three and nine months ended July 31, 1995, respectively. The number of international customers receiving shipments of the Company's systems during fiscal 1996 has increased. The Company expects international sales to continue to represent a significant portion of its net sales, supported by the Company's continuing expansion of its international marketing efforts.

         Gross Profit. Gross profit as a percentage of net sales increased from 41.7% in the three months ended July 31, 1995 to 47.4% for the same period in fiscal 1996. For the nine months ended July 31, 1996, gross profit as a percentage of net sales increased to 46.5% from 40.7% for the corresponding prior year period. These increases were attributable to higher sales prices, changes in product mix, changes in the mix of geographic distribution and manufacturing efficiencies resulting from the expansion of the Company's manufacturing facilities.

         Research, Development and Engineering. Research, development and engineering expenses for the three months ended July 31, 1996 increased by 106.8% to $0.9 million from $0.4 million recorded in the same period during fiscal 1995. Expenses for the nine months ended July 31, 1996 increased by 140.3% to $3.0 million from $1.2 million for the corresponding in 1995. These increases were predominantly due to a higher level of spending on recently introduced products, including a system capable of processing up to 100 semiconductor wafers in each vessel and a Full-Flow system capable of processing 370mm X 470mm flat panel display substrates. These expenses have been reported net of funding from the United States Display Consortium of $0.4 million and $0.8 million in the three months and nine months ended July 31, 1996, respectively.

         Selling, General and Administrative. Selling, general and administrative expenses increased from $1.5 million or 23.1% of net sales in the quarter ended July 31, 1995 to $3.4 million or 30.4% of net sales in the three months ended July 31, 1996. For the nine months ended July 31, 1996, selling, general and administrative expenses increased to $8.0 million or 26.1% of net sales from $4.0 million or 25.1% of net sales for the nine months ended July 31, 1995. The increase for both the three month and nine month periods were primarily attributable to (i) higher sales and marketing costs resulting from expansion of the sales and marketing staff in Europe and Asia, (ii) a continuation of the expansion of the Company's customer service function,
(iii) an increase in shipments to Korea where substantial sales commission expenses are incurred and (iv) increased spending for legal expenses related to litigation undertaken by the Company to protect certain of the Company's patents. The Company believes that selling, general and administrative expenses, including legal expenses related to the patent litigation, will continue to increase in the remainder of fiscal 1996 and beyond, as increased personnel and sales and support expenses are expected in connection with the Company's efforts to increase its net sales.

         Interest Expense, Net. Interest expense, net of interest income, decreased slightly from $46,000 in the three months ended July 31, 1995 to $34,000 in the quarter ended July 31, 1996. This reduction in 1996 was the result of significant interest expense for borrowings under the Company's revolving line of credit during the first half of the period, more than fully offset by substantial interest income earned by the Company from investment of funds raised in the Company's initial public offering of Common Stock completed on June 21, 1996. Interest expense, net of interest income, for the nine months ended July 31, 1996 increased to $249,000 or 0.8% of net sales from $120,000 or 0.8% of net sales during the nine months ended July 31, 1995. This increase in net interest expense resulted from increased borrowings on the Company's line of credit during the period prior to completion of the Company's initial public offering to support increased working capital requirements.

         Income Taxes. The Company's effective tax rate was 33.5% during the three and nine months ended July 31, 1995. The Company recorded income tax expense at an effective rate of 35.0% for the three and nine months ended July 31, 1996. The rate for fiscal 1996 reflects the estimated impact of cancellation of the research and development tax credit during 1995.

Backlog

         As of July 31, 1996, the Company's backlog of orders was $17.2 million, compared to $15.7 million as of April 30, 1996 and $7.1 million as of July 31, 1995. The majority of these orders were received during the preceding six month period and are anticipated to ship within the coming six month period. During the current fiscal year, the Company has experienced two order cancellations and a general decrease in the lead times following order placement by customers. Accordingly, the Company's backlog at a particular date may not necessarily be indicative of actual sales during any particular future period.

Liquidity and Capital Resources

         Since its inception, and prior to completion of its initial public offering of Common Stock, the Company funded its capital requirements through funding received from two research and development limited partnerships, the private sale of equity securities and, to a lesser extent, bank borrowings and equipment leases. On June 21, 1996 the Company sold 2,138,461 shares of Common Stock in its initial public offering, raising $19.0 million, net of expenses of $0.9 million. In July 1996 the underwriters in the Company's initial public offering exercised a portion of their overallottment option, purchasing an additional 111,200 shares for a total of $1.0 million. As of July 31, 1996 the Company had $11.7 million in cash and $27.0 million in working capital.

         While net cash of $0.2 million was provided by operating activities during the nine months ended July 31, 1995, net cash of $5.1 million was used in operating activities during the nine months ended July 31, 1996. Accounts receivable decreased by $0.3 million and inventories increased by $0.5 million during the first nine months of fiscal 1995. Accounts receivable and inventories both increased during the first nine months of fiscal 1996, by $6.8 million and $3.8 million, respectively. Purchases of property, plant and equipment were $0.2 million and $3.2 million for the nine months ended July 31, 1995 and 1996, respectively. Fiscal 1996 expenditures were primarily related to facility improvements and the establishment of the Company's applications laboratory.

         The Company has a relationship with a commercial bank which includes a mortgage on the Company's manufacturing facility in the amount of $1.0 million and a revolving demand line of credit which increased from $3.0 million to $5.0 million in October 1995 and to $7.5 million in April 1996. The mortgage bears interest at an annual rate of 8.9%. The line of credit is secured by a first lien on substantially all of the Company's assets with advances of up to 80% of qualified accounts receivable and 25% of qualified purchase orders up to a sub-limit of $2.5 million at an interest rate equal to such bank's prime rate. As of July 31, 1996, no balance was outstanding under the Company's line of credit.

         The Company also has mortgage notes payable to the Pennsylvania Industrial Development Authority in the amount of $0.6 million bearing interest at 2.0% and to the Chester County Development Council in the amount of $0.1 million bearing interest at 5.0%.

         The Company leased a 38,400 square foot office facility in the same industrial park as its owned manufacturing facility and has incurred approximately $0.6 million in expenses to outfit and furnish such facility, which houses the Company's engineering, customer satisfaction, sales and marketing and administration functions. During fiscal 1996 the Company has also incurred approximately $0.6 million in expenses related to the expansion of its manufacturing facilities and approximately $0.4 million for equipment for use in the Company's applications laboratory and for computer hardware and software to support its engineering design functions.

         The Company has outstanding accounts receivable of approximately $8.9 million and $15.6 million as of October 31, 1995 and July 31, 1996, respectively. No allowance for doubtful accounts receivable has been recorded because the Company believes that all such accounts receivable are fully realizable.

         The Company believes that existing cash balances and its available line of credit will be sufficient to meet the Company's cash requirements during the next 12 months. However, depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to the Company.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits
                    11 Statement re: computation of per share earnings 27 Financial Data Schedule

           (b)   Reports on Form 8-K
                    None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Dated:  September 13, 1996



                                            CFM Technologies, Inc.
                                            ------------------------------------
                                                 (Registrant)


                                             By: \s\ Roger A. Carolin
                                                 -------------------------------
                                                 Roger A. Carolin
                                                 Chief Executive Officer



                                             By: \s\ Lorin J. Randall
                                                 -------------------------------
                                                 Lorin J. Randall
                                                 Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit
- - -------

11       Statement re: computation of per share earnings

27       Financial Data Schedule