Form 10-K
period 1996-10-31
CFM TECHNOLOGIES INC
filed 1997-01-28
CIK 849323

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

                       For Annual and Transition Report
                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

(Mark One)

      [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1996.

                                      or

      [_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from _________ to __________

                          Commission File No. 0-27498

                            CFM Technologies, Inc.
                            ----------------------
            (Exact name of registrant as specified in its charter)

                Pennsylvania                                23-2298698
                ------------                                ----------
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

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g)of the Act:

                          Common Stock, no par value
                          --------------------------
                                Title of Class

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

              The number of outstanding shares of the Registrant's Common Stock, no par value per share, on January 23, 1997 was 6,053,340. In making such calculation, Registrant is not making a determination of the affiliate or non-affiliate statues of any holders of shares of Common Stock.

              The aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the closing price of such stock in The Nasdaq Stock Market on January 23, 1997 of $28.50) was approximately $119,261,470.50.

                                Table of Contents

Item No.                                                                    Page
--------                                                                    ----

                                    Part I

1.   Business..................................................................1
2.   Properties...............................................................24
3.   Legal Proceedings........................................................24
4.   Submission of Matters to a Vote of Security Holders......................24

                                    Part II

5.   Market for Registrant's Common Equity and Related Stockholder Matters....25
6.   Selected Financial Data..................................................26
7.   Management's Discussion and Analysis of Financial Condition and Results
     of Operations............................................................27
8.   Financial Statements and Supplementary Data..............................31
9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure.....................................................31

                                   Part III

10.  Directors and Executive Officers of the Registrant.......................32
11.  Executive Compensation...................................................35
12.  Security Ownership of Certain Beneficial Owners and Management...........42
13.  Certain Relationships and Related Transactions...........................43

                                    Part IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........46

                                    Part I

Item 1.  Business
         --------

         CFM Technologies, Inc. ("CFM" or the "Company") designs, manufactures and markets advanced wet processing equipment for sale to the worldwide semiconductor and flat panel display ("FPD") industries. The Company believes that its patented Full-Flow enclosed processing and Direct-Displacement drying technologies enable it to provide wet processing systems that address a variety of limitations inherent in conventional systems, including wet benches and spray tools, resulting in a significantly lower cost of ownership ("COO") for the Company's Full-Flow systems. The Company's customers include: GEC Plessey, LG International (America) and related entities ("LG"), Motorola, National Semiconductor, Samsung, SGS-Thomson, Siemens, Texas Instruments and Tower Semiconductor.

Industry Background

         Market Overview

         Over the past two decades, increasing demand for integrated circuits ("ICs") has resulted primarily from the growth of the personal computer and data communication markets, as well as the emergence of new markets such as wireless communications, mobile computing and multimedia and the addition of microprocessor control to many common consumer products such as automobiles, kitchen appliances and audio/video equipment. In large part, this demand has been driven by the semiconductor industry's ability to provide increasingly more complex, higher performance ICs while steadily reducing the cost per function with lower power consumption. These improvements in the ratio of price to performance have been driven by advancements in semiconductor process technology, which have enabled the cost-effective production of high density ICs with linewidths below 0.5 micron.

         As demand for ICs has grown, semiconductor and FPD manufacturers have increased capacity by expanding and updating existing fabrication facilities ("fabs") and constructing new fabs. This expansion has historically exhibited strong cyclical characteristics, and continues to do so. For example, in late 1995 and 1996, many semiconductor manufacturers experienced a reduction in order growth and, in a few instances, a reduction in overall orders. These events caused certain semiconductor manufacturers to postpone or cancel equipment deliveries to previously planned expansion or new fab construction projects, providing evidence of the continuing cyclical nature of the industry. However, according to VLSI Research Inc. ("VLSI"), the semiconductor capital equipment market has grown through these periodic cycles from an estimated $2.2 billion in 1980 to $30.9 billion in 1995.

         The increasing complexity of ICs has resulted in an increase in both the number and cost of process tools (such as steppers, etchers, furnaces and wet processors) required to manufacture semiconductors. In a typical fab in the 1980s, the cost of equipment represented approximately 50-55% of the total facility costs. Today, the total cost of an advanced fab can substantially exceed $1 billion, of which equipment costs can account for 65-75%. Semiconductor manufacturers place great pressure on process equipment manufacturers to decrease the COO of their products. The principal elements of COO are yield, throughput, capital costs and direct costs. Yield is primarily determined by contamination levels and process uniformity. Throughput is primarily a function of the time required to complete a process cycle and the handling time between process steps. Capital costs include the cost of acquisition and installation of the process equipment. Direct costs primarily include consumables used in the manufacturing process and costs of cleanroom space occupied by the equipment. Semiconductor device manufacturers must also address environmental costs such as water usage and costs related to the control and disposal of chemical waste and emissions associated with operating a fab.

Maintaining an acceptable level of COO becomes increasingly challenging as manufacturing processes become more complex and process tolerances narrow.

         The market for FPDs has grown significantly in recent years as the result of the increasing popularity of portable computers and other electronic devices which utilize screens and other types of displays to provide information in digital format and graphical displays to the end user. As consumers demand increasingly smaller and lighter electronic devices with improved functionality, the demand for FPDs continues to increase due to inherent advantages over cathode ray tubes ("CRTs") with respect to size, weight and power consumption. As the cost of FPDs declines, the uses of FPDs will increase beyond computer applications, which accounted for over half of the total number in 1995. According to Dataquest, the overall market for FPDs is projected to increase from $4.7 billion in 1995 to $15.6 billion in 1998. Users of displays require high resolution which translates to increased device density on the back of the thin glass screen. In order to support the required device density and still allow substantial light transmission through the screen (brightness), significant reductions in feature size will be required. The Company believes that the superior etch uniformity and cleaning performance possible using a Full-Flow system may enable manufacturers to meet this combined goal of device density and brightness.

         Wet Processing in Semiconductor and FPD Manufacturing

         The manufacture of semiconductors requires a large number of complex process steps during which layers of electrically insulating or conducting materials are created or deposited on the surface of a silicon wafer. Before and after many of these steps, it is necessary to clean, etch, strip or otherwise condition the surface of the wafer in order to remove unwanted material or surface contamination in preparation for a subsequent process step. SEMATECH, a consortium of semiconductor manufacturers, has estimated that up to 300 fabrication steps are required to manufacture advanced logic ICs, and that approximately 50 of these steps are accomplished by wet processing.

         The following table identifies the typical wet processing steps in semiconductor manufacturing.

Critical Cleaning Applications     Critical Etching Applications     Photoresist Strip Applications
------------------------------     -----------------------------     ------------------------------
Initial wafer clean                Silicon oxide etch                Aqueous chemistry resist
Pre-diffusion clean                Polysilicon etch                       strip/post-ash clean
Pre-oxidation clean                Silicon nitride etch              Solvent chemistry resist
Pre-thin films deposition clean                                           strip/post-ash clean
Post-CMP clean
Solvent chemistry clean

         The above wet processing steps have traditionally been accomplished using wet benches and spray tools. Advanced wet benches utilize a succession of open chemical baths and extensive robotic automation to move wafers from one chemical or rinse bath to the next. Spray tools subject wafers to sequential spray applications of chemicals as the wafers are spun inside an enclosed chamber.

         Like semiconductors, FPDs are manufactured using numerous process steps, including photolithography, deposition, etching and cleaning. However, unlike semiconductor wafers, each of which may contain several hundred individual ICs, a single FPD substrate may contain as few as two laptop computer displays. Therefore, defects in the manufacturing process tend to have a much greater impact on FPD yields than on semiconductor yields.

         The Company believes that conventional wet processing methods are subject to a number of inherent limitations, including:

         Particle Contamination. Submicron ICs and FPD substrates are extremely sensitive to small amounts of particle contamination which can result in poor device performance or even failure. As device geometries become smaller, the reduction of particle contamination has become an increasingly critical factor in maximizing yield. Open-bath wet benches are exposed to the cleanroom environment and therefore are susceptible to external contamination. Since particles tend to reside on the surfaces of liquids due to surface tension, the movement of wafers and substrates in and out of liquids can result in the transfer of particles to the surfaces through a "skimming" effect. The tendency to add particles from air-liquid transitions is inherent in wet benches due to multiple immersions and withdrawals and in spray processing where each spray droplet striking the wafer or substrate surface can act as a separate miniature immersion and withdrawal.

         Watermark Defects and Native Oxide Growth. Both wet benches and spray tools subject the surface of wafers and substrates to repeated wetting and evaporative drying, creating watermark defects on the surface that can significantly impact device or FPD performance and interfere with subsequent process steps.

         Process Control Limitations. Process liquids in wet benches and spray tools are subject to evaporation and absorption of atmospheric gases. As a result, it is difficult to achieve precise repeatability of process results. Additionally, wafers and substrates in a wet bench must be robotically transferred from bath to bath through the cleanroom atmosphere. This gap in processing during transport adds variability due to the effects of water exposure to the cleanroom atmosphere.

         Large Physical Size. The cost of cleanroom space is a significant component in the overall COO calculation for a specific piece of equipment. Wet benches configured for the multiple-step wet processes, required by many manufacturers, can be up to 30 feet in length. Increases in process complexity or in a wafer or substrate size will likely require even larger wet benches.

         Environmental Impact. Due to the large volume of the open baths which comprise a wet bench and the need for multiple wet processing steps to manufacture increasingly complex ICs and wet benches typically consume large quantities of water during processing. A recent study has estimated that water costs can comprise up to one-third of the total cost of cleaning. Additionally, in many wet bench processes, large amounts of chemicals are utilized. The open nature of the baths in a typical wet bench necessitates expensive ventilation and filtration systems in order to remediate chemical fume emissions. As a result, municipalities and environmental authorities are increasingly concerned by water consumption and chemical fume emissions by fabs.

         Due to the continuing reduction of device geometries and the escalating cost of leading edge fabs, the Company believes that semiconductor and FPD manufacturers are becoming increasingly sensitive to the foregoing limitations inherent in conventional wet processing methods.

The CFM Solution

         The Company's systems are based on its proprietary Full-Flow wet processing technology and are used to perform various cleaning and etching process steps in the manufacture of semiconductors and FPDs. In the Company's Full-Flow wet processing system, up to 100 wafers or 50 substrates automatically load into a fully-enclosed, flow-optimized vessel that has a lower fluid inlet and an upper fluid outlet. The Full-Flow system requires different vessel sizes depending upon whether wafers or substrates are being processed. Once a selected process is begun, the vessel is completely filled with fluid at all times, with fluids flowing through the vessel one directly after another without exposing the wafers to air.

         The Company believes that its patented Full-Flow enclosed processing and Direct-Displacement drying technologies result in superior process performance and lower COO by offering the following advantages over conventional wet processing systems:

         Reduced Particle Contamination. Full-Flow processing takes place in a fully-enclosed processing vessel which isolates the wafers or substrates from the external cleanroom environment and associated contaminants. Additionally, particle contamination through particle skimming is substantially reduced. Since the Full-Flow system is capable of directly displacing one chemical or rinse step with the next without draining the vessel, it can eliminate the air-liquid interfaces (where particles tend to reside) that normally occur in wet benches and spray tools. The wafers or substrates are kept completely immersed in fluid until they are ready to be dried during the Company's patented in situ Direct-Displacement drying technology.

         Substantial Elimination of Watermark Defects and Native Oxide Growth. The formation of watermarks is substantially eliminated through the prevention of water evaporation from the wafer or substrate surface. Once the chemical treatment of the wafers or substrates is completed, drying is accomplished using CFM's patented Direct-Displacement drying technology. With this technique, the final rinse water is directly displaced with highly purified isopropyl alcohol ("IPA") vapor and substantially all water is forced off the surface before it is exposed to an air environment. Additionally, native oxide growth is suppressed by degassifying the water immediately before it enters the vessel. Since the vessel itself is totally enclosed, the ultra pure water in the vessel is not able to absorb oxygen and carbon dioxide from the cleanroom environment. As a result, the gas content of the water at the surface is much lower than that typically found in a wet bench or spray tool.

         Tight Process Control. Process precision and repeatability result in large part from the ability to control accurately the physical and chemical properties of the processing liquids as well as the transition between process steps. Full-Flow processing is performed in a completely enclosed vessel, thereby substantially reducing variability of the processing liquids such as water and chemical evaporation and absorption of atmospheric gases. Additionally, because one process liquid directly displaces the previous one, there is no gap in time and no exposure to the cleanroom atmosphere between process steps.

         Cleanroom Space Savings. The Full-Flow system has been designed to consume a minimum amount of cleanroom space. System support modules can be located outside the cleanroom and away from the main system. In many fabs, this means that these support modules can be located in the basement, further reducing the amount of square footage that is required on the main floor of the fab where space is at a premium. A dual vessel Full-Flow system capable of processing 100 8-inch wafers in each of two vessels requires only 13 linear feet of cleanroom wall space and no direct usage of cleanroom floor space when flush-mounted. This is significantly less than the space requirements of a wet bench with similar processing capabilities, which the Company believes can require up to 350 square feet of total floor space and approximately 35 linear feet of cleanroom wall space.

         Environmental Advantages. The Company believes that the Full-Flow system utilizes less than one-half of the water required by traditional wet bench systems performing similar processing steps because most of the water in wet bench systems flows around the wafer or substrate carrier rather than across the surface. In the Company's flow-optimized Full-Flow systems, substantially less water is lost as bypass flow. The fully-enclosed Full-Flow system also reduces the amount of process chemicals consumed and the equipment and related costs of remediation of chemical fume emissions associated with traditional wet processing.

Strategy

         The Company's objective is to become a leading supplier of advanced wet processing equipment to the worldwide semiconductor and FPD industries. The Company intends to achieve this objective by focusing on the following key elements of its strategy.

         Increase Current Market Share. The Company seeks to continue to expand its share of the semiconductor critical cleaning and etching wet processing market through significant expansion of its sales and marketing and customer satisfaction efforts. The Company also intends to continually improve its existing Full-Flow platform in order to offer enhanced technical capabilities and lower COO benefits for currently served critical wet processing applications. For example, in April 1996, the Company shipped a new version of its Full-Flow system that doubles the throughput and capital productivity of its predecessor system by enabling the processing of up to 100 8-inch wafers in a single vessel. Subsequently, in July 1996, the Company shipped the first fully-automated Full Flow system capable of processing 370mm x 470mm FPD substrates to a customer in East Asia. In December 1996, the Company received a $16.1 million follow on order for six Full-Flow FPD systems.

         Broaden Semiconductor Market Penetration. The Company intends to leverage its Full-Flow platform to address additional wet processing applications in the semiconductor manufacturing process where it believes its proprietary Full-Flow technology can provide important benefits over competing wet processing technologies. By basing new process applications on this platform, the Company is able to focus primarily on the development and optimization of the applications' process recipes, which the Company believes significantly reduces the time and cost associated with entering new wet processing market segments. Additional semiconductor wet processing applications identified by the Company include solvent-based cleaning and photoresist stripping, in which CFM's fully-enclosed Full-Flow processing vessel would provide the important benefit of controlling chemical fume emissions.

         Further Penetrate FPD Market. The Company intends to continue to develop wet processing equipment for use in the fabrication of FPDs. The Company believes that its Full-Flow platform is particularly well-suited for cleaning and precise etching applications in the manufacture of FPDs due to its advanced process capabilities, its significantly lower use of water and chemicals relative to comparable wet bench processes, its ability to successfully process very large substrates and its substantially smaller footprint which saves increasingly valuable cleanroom floor space. The Company believes that the FPD market represents a significant opportunity for increasing sales of its systems, as evidenced by its recent shipments of Full-Flow systems to Xerox, Motorola and LG International. The Company believes that further validation of the applicability of the Company's Full-Flow technology to the FPD manufacturing process was provided in February 1996, when the Company was selected by the United States Display Consortium (the "USDC") to develop an advanced wet processing system for use in the manufacture of future generation FPDs.

         Focus on Customer Satisfaction. The Company believes that its commitment to customer satisfaction has been a critical factor in its success to date. To ensure a high level of customer satisfaction, the Company provides comprehensive customer service and support, through customer training and ongoing process consultation. The Company has already developed a comprehensive customer service and support organization, and has invested in this area by locating direct sales and service staff in Europe in 1996 with plans to extend this expansion into East Asia in 1997. The Company also intends to increase the utilization of its applications laboratory to design and test new processes and equipment features and to provide a Full-Flow system completely dedicated to training the Company's customers and employees early in 1997.

         Continue Commitment to Worldwide Markets. The Company believes that its long-term success is substantially dependent on its ability to compete on a worldwide basis. As such, the Company intends to continue to focus on expanding its sales activities in each of the primary worldwide markets for semiconductor and FPD capital equipment. To date, the Company has achieved considerable success in selling to customers outside the United States. While such customers accounted for approximately one-half of its net sales in each of the prior two fiscal years, approximately 63.1% of its net sales in year ended October 31, 1996 were international. The Company has achieved this result by hiring direct sales personnel covering Europe and East Asia in 1996 and the Company intends to build upon this success in 1997 by continuing to add staff in these markets.

Products

         The Company's systems are based on its proprietary Full-Flow wet processing technology and are used to perform various cleaning and etching process steps in the manufacture of semiconductors and FPDs.

         The Full-Flow Product Platform

         The Company's proprietary Direct-Displacement drying technology is embodied in its Full-Flow platform, which principally consists of a fully-enclosed processing vessel incorporating megasonic technology and associated systems software, hardware and control electronics. Megasonic technology utilizes high frequency sonic energy to enhance particle removal from the surface of semiconductor wafers and FPD substrates during wet processing, enabling a quicker process cycle and a significant reduction in the quantity of process chemicals used. The Company believes that its Full-Flow platform offers significant improvements in process performance and a lower COO relative to competing technologies. Conventional wet bench processes used for many wet processing applications rely on a succession of open chemical baths and extensive robotic automation to move semiconductor wafers or FPD substrates from one chemical bath to the next, which exposes them to contamination.

         In the Company's Full-Flow system, wafers or FPD substrates are loaded automatically into a fully-enclosed flow-optimized processing vessel that has a lower fluid inlet and an upper fluid outlet. They are completely isolated from cleanroom air and accompanying contaminants as a succession of process fluids are introduced into the processing vessel one directly after another, flowing over the wafers or substrates to complete the desired process application. Once processing is completed, wafers or substrates are dried in situ using the Company's patented Direct-Displacement drying process. With this technique, the final rinse water is directly displaced with highly purified IPA vapor and substantially all water is forced off the surface of the wafers or substrates before they are exposed to an air environment. This process substantially eliminates evaporative drying defects such as watermarks, inhibits native oxide growth and significantly reduced particle contamination compared to competing technologies, where the wafers or substrates are exposed to intermediate evaporative drying within the cleanroom atmosphere prior to the completion of the final drying process. The optimized flow characteristics of the Full-Flow processing vessel and the advanced process control and monitoring capabilities of the Full-Flow platform provide process uniformity and repeatability. Also, the Company's Full-Flow systems can be flush-mounted in the cleanroom wall, with the majority of the floor space needed by the system components located outside the cleanroom environment Due to this flush-mounting and the Full-Flow system's comparatively smaller size, it requires significantly less expensive cleanroom floor space than competing wet bench systems. The Company's Full-Flow systems are based on a modular design and can be configured to accomplish a broad range of wet processing applications using a variety of process and support modules offered by the Company. By basing new process applications on its proprietary Full-Flow platform, the Company can focus primarily on the development and optimization of the applications' process recipes, which the Company believes significantly reduces the time and cost associated with developing new products to address additional market opportunities.

         The following tables list the Company's product offerings.

                     CFM Full-Flow Platform Configurations

                                                                                     Average Selling
Full-Flow Markets                Configuration               Capacity                  Price Range
-----------------                -------------               --------                  -----------
Semiconductor                    Single vessel              50 wafers               $0.9-1.3 million
                                 Single vessel             100 wafers               $1.1-1.5 million
                                  Dual vessel              100 wafers               $1.2-1.6 million
                                  Dual vessel              200 wafers               $1.5-2.8 million
Flat panel display               Single vessel              50 substrates           $1.5-2.1 million
                                  Dual vessel              100 substrates           $1.7-3.2 million

                   CFM Full-Flow System Modules and Features


Standard Modules and Features
-----------------------------
Vessel Module                           Includes a single, fully-enclosed process vessel for all chemical, rinse and drying processes
Control Module                          Generates, receives and interlocks all control signals required to operate the system hardware
Injection Module                        Measures and dispenses the appropriate amount of each chemical concentrate into the deionized water
IPA Recovery Module                     Generates and subsequently reclaims and repurifies processed IPA vapor for
                                        Direct-Displacement IPA drying
Deionized Water Mixing Module           Blends combinations of hot and cold deionized water together to meet process recipe requirements
Transfer Automation                     Loads and unloads wafers and FPD substrates to and from the Full-Flow process vessel
Touch Screen Graphical Interface        Provides operator control of the system through a user-friendly graphics touch screen

Optional Modules and Features
-----------------------------

Pumping Module                          Circulates, heats, filters, dispenses and recovers a mixture of sulfuric acid and ozone used to remove organic contamination and to perform photoresist stripping and post-ash cleans
Ozone Module                            Generates ozone for use in the Pumping Module
Selective Etch Module                   Circulates, heats, filters, dispenses and recovers chemicals for selective etching processes
Tri-Dispense Module                     Supplies a user-selectable mixture of concentrated chemicals to the Selective
                                        Etch Module
Degassifier Module                      Removes entrained bubbles and dissolved oxygen from the deionized water supply for improved process control
Mini-environment                        Encloses the wafers and automation in a Class 1 environment
Megasonic Carrier                       Provides high-power, high-frequency sonic energy for enhanced cleaning capability
Sonic Flow Meters                       Measures deionized water flow using a non-contact sonic energy method
Deionized Water Heater                  Generates a continuous supply of hot deionized water for use by the Full-Flow system
Deionized Water Reclaim System          Incorporates drain valving and software to divert deionized water to a reclaim system
Uninterruptable Power Supply            Supplies up to 30 minutes of back-up power to the Full-Flow system in the event of a facility power failure
Dilute Chemistries                      Allows the user to switch solution concentration operating ranges without affecting standard chemistries
Core Maintenance                        Provides touch screens and keyboards used primarily for maintenance functions in remote locations
SMIF Automation Interface               Integrates Standard Mechanical Interface robotics and wafer handling equipment with the Full-Flow system
GEM 3.0 Compliance Software             Allows the fab's host computer control system to interface with the Full-Flow system for transfer of critical process information
Emulation Package Software              Simulates the actual operation and command signals of the Full-Flow system
Data Logging Software                   Records significant system events including alarms, interlocks, process states and operator actions

         Semiconductor Manufacturing Applications

         The Company first introduced its Full-Flow systems for use in semiconductor manufacturing research and development facilities in 1988, and shipped its first system for use in semiconductor production lines in 1990. To date, the Company has sold over 80 Full-Flow systems to more than 25 semiconductor manufacturers. Full-Flow systems can currently be configured with either one or two vessels, each of which can be designed to accommodate 4-inch, 5-inch, 6-inch or 8-inch wafers. During 1996, the Company completed development of an enhanced Full-Flow system that doubles capital productivity by enabling customers to process up to 100 8-inch wafers per vessel, or up to 200 8-inch wafers simultaneously, assuming a dual vessel configuration. This enhanced system began shipping in April 1996.

         A flush-mounted Full-Flow system configured with dual processing vessels requires approximately 170 square feet of total floor space and approximately 13 linear feet of cleanroom wall space. Assuming similar throughput capabilities and the same wet process, the Company believes that a competing wet bench system can require up to 350 square feet of total floor space and approximately 35 linear feet of cleanroom wall space. Additionally, the Company believes that its Full-Flow systems can typically achieve a greater than 50% reduction in the usage of water and chemicals compared to wet benches performing similar applications. List prices for the Company's Full-Flow systems range from approximately $0.9 million to $3.2 million depending on automation options and system configuration.

         SEMATECH has estimated that up to 300 fabrication steps are required to manufacture advanced logic ICs and that approximately 50 of these steps are accomplished by wet processing. The following table identifies the typical wet processing steps in semiconductor manufacturing and indicates those performed by the Company's Full-Flow systems (in bold).


Critical Cleaning Applications     Critical Etching Applications     Photoresist Strip Applications
------------------------------     -----------------------------     ------------------------------
Initial wafer clean                Silicon oxide etch                Aqueous chemistry resist
Pre-diffusion clean                Polysilicon etch                   strip/post-ash clean (front end)
Pre-oxidation clean                Silicon nitride etch              Solvent chemistry resist
Pre-thin films deposition clean                                       strip/post-ash clean (back end)
Post-CMP clean
Solvent chemistry clean
   (back end)

         For classification purposes, the process to fabricate a semiconductor die (without testing or packaging) is divided into two major phases referred to as "front end" and "back end." Front-end steps are those that are performed to fabricate individual components within an IC such as transistors. Back-end steps are those that involve the creation of metal patterns on the wafers in order to connect these individual components to create the IC. For a high-performance logic IC, approximately 60% of the wet processing steps are front-end and the balance are back end.

         Critical Cleaning Applications. Critical cleans are those wet processing steps that are performed in the front end to remove surface contamination prior to performing highly sensitive fabrication steps such as gate oxidation or diffusion. The Company believes that approximately 40% of the wet processing operations in the front end fall into this category. To date, most of the Company's Full-Flow systems have been purchased by semiconductor manufacturers for use in these applications.

         Critical Etching Applications. Wet processing is also commonly used in the front-end to etch the surface of the wafer to remove silicon dioxide or other surface material. It is generally important to tightly control the exact amount of material removed and the uniformity of the etch. The Company believes that approximately 20% of the wet processing steps in the front-end involve etching. These etching steps are often performed as part of a wet clean rather than as stand-alone operations, and as such, most of the Full-Flow systems sold by the Company to date are also performing critical etching applications.

         Photoresist Strip Applications. Photoresist stripping operations involve the removal of either virgin or ashed photoresist from the surface of wafers after a patterning step has been completed. Resist stripping is performed in both the front end and the back end, and the Company believes that this process represents approximately 40% of the wet processing operations in each area. Front-end cleans and resist strips are generally performed with aqueous chemistries. However, back-end cleans and resist strips must be accomplished with different chemistries that utilize solvents, since front-end water-based chemistries are incompatible with the metal present on wafers in the back end.

         In both cases, resist stripping operations are driven as much by cost as by process performance. Production shipments of the Company's enhanced throughput Full-Flow system, the Full-Flow 8100, capable of processing up to 100 8-inch wafers per vessel, began in April 1996. For a nominally higher system sales price, this new system provides all the advantages of Full-Flow technology with double the throughput of its predecessor. Since the Full-Flow system already utilizes the chemistries required for front-end stripping, the Company believes that the throughput and other COO advantages provided by this enhanced system make it attractive for use in front-end resist strip applications. In 1996, the Company delivered several such systems for use in front-end applications including resist stripping. Other development projects are currently underway to further increase the throughput and capital productivity of future versions of the Full-Flow system.

         Future Applications. Approximately 40% of semiconductor wet processing operations are performed in the back-end and are comprised primarily of solvent-based cleans and solvent-based resist strips. The Company believes that its Full-Flow systems offer a range of attractive benefits for these applications as process requirements become more demanding and regulatory restrictions on the release of chemical fumes become more stringent. Furthermore, the Company believes that its proprietary Direct-Displacement drying method is well suited for drying wafers with complex topographies that often exist in the back end.

         FPD Manufacturing Applications

         The Company believes that its Full-Flow platform is particularly well-suited for cleaning and etching applications in the manufacture of FPDs due to its advanced process capabilities, its significantly lower use of water and chemicals relative to competing wet bench systems and its substantially smaller footprint. The Company initially addressed the FPD market with its Vapor-Flow system, a modified version of its Full-Flow system in which the process fluids enter the process vessel via an inlet located on the bottom, like the Full-Flow system, but exit the vessel on the side, unlike the Full-Flow system in which process fluids exit at the top. The Company introduced its first Vapor-Flow system in 1990, and has sold 13 systems to seven customers, including systems to two manufacturers of FPDs. To address the rapidly increasing demand for FPDs, the Company has developed a high-throughput FPD processing system based on its Full-Flow platform. This Full-Flow FPD system, which was first shipped in April 1996, has been designed to process up to 50 FPD substrates per vessel. The system is available in a dual vessel configuration capable of processing up to 100 substrates simultaneously.

         In February 1996, the USDC awarded the Company a development contract to produce a wet processing system to support both cleaning and etching requirements during the manufacture of advanced technology FPDs. The Company will own all of the technology which is developed as a result of this contract.

Customers

         The Company sells its systems to leading semiconductor manufacturers located in the United States, Europe and East Asia. Sales to LG, IBM, SGS-Thomson Microelectronics and Motorola, accounted for 29.1%, 25.3%, 19.0% and 10.8%, respectively, totaling 84.2% of net sales in fiscal 1996. See Note 14 of the Notes to Consolidated Financial Statements for information with respect to export sales.

         The Company expects a significant portion of its future sales to remain concentrated within a limited number of customers. The Company's results of operations could be materially adversely affected by any loss of business from, the cancellation of orders by, or decreases in prices of systems sold to, any of its major customers. The Company's arrangements with its customers are generally on a purchase order basis and not pursuant to long term contracts. A reduction or delay in orders from any of the Company's significant customers, including reductions or delays due to market, economic or competitive conditions in the semiconductor or FPD industries, or the loss of any such customers, could have a material adverse effect upon the Company's results of operations. While the Company actively pursues new customers, there can be no assurance that the Company will be successful in its efforts, and any significant weakening in customer demand would have a material adverse effect on the Company.

Sales and Marketing

         The Company sells its systems through a combination of a direct sales force, manufacturers' sales representatives, a Korean sales agent, a Japanese distributor and a Taiwanese sales agent. The Company's field service personnel support its sales force. In North America, the Company utilizes a combination of a direct sales force and manufacturers' representatives. In addition to the direct sales force at the Company's headquarters in West Chester, Pennsylvania, the Company has direct sales personnel located in Marietta, Georgia, Austin, Texas and Phoenix, Arizona. The Company has recently hired a direct salesperson in Paris, France and continues to support the European market through its North American direct sales force. The Company hired a director of sales and marketing for East Asia during fiscal 1996, and intends to substantially increase its expenditures during fiscal 1997 for sales and sales support in order to continue to expand the adoption of its products in East Asia. The Company signed agreements with ANAM S&T Co., Ltd. ("ANAM"), which markets in Korea, Innotech Corporation ("Innotech"), the Company's distributor in Japan and Ampoc Far East Company Limited ("AMPOC"), a sales agent in Taiwan, in 1991, 1992 and 1996, respectively. See Item 13 --"Certain Relationships and Related Transactions."

         Although the Company believes that it has good relationships with its manufacturers' sales representatives, sales agents and its distributor, there can be no assurance that these relationships will continue to be satisfactory or continue at all. In the event of a termination of any of the Company's existing representation, agency or distribution arrangements, the Company's strategy of worldwide expansion could be adversely affected.

Customer Satisfaction

         The Company believes that high quality customer support, customer training and process consultation are key elements in the creation of customer satisfaction. The Company also believes that product reliability, as it is perceived by the individual customer technician, manager and executive, is strongly correlated with customer satisfaction and the resulting decisions to select the Company's technology and its products for broad application within that individual customer's area of personal authority. The Company has made substantial investments in its customer support, customer training, customer communication and reliability engineering and testing programs and intends to continue to make such investments in the future.

         The Company's customer satisfaction organization is headquartered in West Chester, Pennsylvania, with additional employees and consultants located in Arizona, California, Colorado, Idaho, New York, New Mexico, Oregon, Texas, Vermont, France, Germany and the United Kingdom. The Company uses local support personnel where there are multiple installed systems. Innotech, ANAM and AMPOC provide service to customers located in Japan, Korea and Taiwan, respectively. The Company's support personnel generally have prior technical backgrounds in the mechanical, electronic or chemical processing industries and prior experience or training in semiconductor manufacturing processes. These field personnel are supported by the Company's manufacturing and engineering personnel during system installation and initial process validation. Field support personnel also perform warranty and after-warranty service and sales support.

         The Company's products are typically sold with a 12 month warranty covering all parts and labor, which commences upon completion of installation and final acceptance. Longer and more comprehensive warranties, as well as service contracts, are also available to be purchased by customers.

Backlog

         The Company manages its production forecast using both backlog and projected system orders. The Company includes in backlog only those customer purchase orders which have been accepted by the Company and for which shipments dates have been assigned within the following 12 months. Orders are generally subject to delay without penalty, but may contain cancellation penalties. As of October 31, 1996, the Company's backlog was approximately $18.5 million. The entire backlog is for semiconductor equipment, approximately 50% of which is for international orders. It has been the experience of the Company that neither the backlog nor the pattern of receipt of orders are necessarily indicative of future orders or revenues.

Research, Development and Engineering

         CFM maintains an applications laboratory in West Chester, Pennsylvania to test new equipment and processes, design new features and train customer and Company personnel. By basing new applications on its proprietary Full-Flow platform, the Company can reduce substantially the time and cost required to develop new process applications by focusing primarily on the optimization of the applications' process recipes. The Company is currently focusing its research, development and engineering efforts on equipment to support additional wet process applications such as photoresist strip processes. The Company recently completed the development of a high-throughput version of its 8100 system, the Full-Flow 8100HT, which the Company began shipping early in fiscal 1997. In addition to the doubling in system throughput and capital productivity offered by the base Full-Flow 8100, the 8100HT offers asynchronous wafer handling, maximizing processing productivity. The Company is currently designing new vessels capable of processing 300mm semiconductor wafers and a new vessel capable of processing 590mm x 670mm FPDs which are larger than those processed presently. The Company has accepted orders for these new products to ship during 1997. See "--Forward Looking Statement--Dependence Upon Product Development."

         The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. Because of continual changes in these markets, the Company believes that its future success will depend, in part, upon its ability to continue to improve its systems and its process technologies and to develop new system applications which compete effectively on the basis of COO, including yield, throughput, capital and direct costs and system performance. In addition, the Company must adapt its systems and processes to technological changes to support the standards required by emerging target markets. The success of new system introductions is dependent on a number of factors, including timely completion of new system designs, ultimate system performance achieved by those designs and market acceptance. There can be no assurances that the Company will be able to improve its existing systems and process technologies or develop new system applications.

         The Company's research, development and engineering expenses for the 1994, 1995 and 1996 fiscal years were $2.1 million, $1.7 million and $4.4 million, respectively, representing 13.2%, 7.3% and 10.0% of net sales, respectively. Research, development and engineering expenses were net of reimbursements of $1,592,000, $232,000 and $1,835,000, respectively, for the 1994, 1995 and 1996 fiscal years.

Competition

         The Company faces substantial competition in its market segments from both established competitors and potential new entrants. The Company believes that the primary competitive factors in the markets in which the Company competes are yield, throughput, capital and direct costs, system performance, size of installed base, breadth of product line and customer satisfaction. The Company believes that it competes favorably with respect to each of these factors. The Company also faces the challenge posed by semiconductor and FPD manufacturers' commitment to competing technologies. Most of the Company's competitors have been in business longer than the Company, offer traditional wet processing technology, have broader product lines, more experience with high volume manufacturing, broader name recognition, substantially larger installed bases and significantly greater financial, technical, marketing, service and support resources than the Company. In the semiconductor wet processing market, the Company competes primarily with Dainippon Screen, FSI International, Santa Clara Plastics, Steag MicroTech, SubMicron Systems, Tokyo Electron Limited and Verteq. In the FPD wet processing market, the Company competes primarily with Dainippon Screen and Semitool. There can be no assurance that these competitors will not also develop enhancements to or future generations of competitive products that will offer price or performance features that are superior to the Company's systems or that the Company's products will gain market acceptance. See "--Forward Looking Statements--Acceptance by Customers of New Technology."

         The Company believes that in order to remain competitive, it must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide. In marketing its products, the Company will face competition from suppliers employing new technologies in order to extend the capabilities of competitive products beyond their current limits or increase their productivity. Once a manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for a specific production line application and frequently will attempt to consolidate related capital equipment requirements with the same vendor, to the degree that such consolidation is possible. In addition, increased competitive pressure could lead to intensified price-based competition, resulting in lower prices and margins, which would materially and adversely affect the Company's business and results of operations.

Manufacturing

         The Company's manufacturing operations are based in West Chester, Pennsylvania and consist of procurement, assembly and test engineering. Early in fiscal 1996, the Company completed an expansion of its manufacturing operations, which resulted in a 150% increase in production capacity. Early in fiscal 1997, the Company completed an additional expansion of its manufacturing operator which resulted in an additional 50% increase in production capacity. The Company's Full-Flow systems are based upon a common set of modules, enabling the Company to reduce manufacturing costs by using a large number of common subassemblies and components. Many of the major subassemblies are purchased complete from outside sources. The Company focuses its manufacturing efforts on carefully documented assembly and integration activities which the Company has determined to be critical to the successful operation of its products. In 1994, as a result of adoption of SEMATECH measurement and improvement methodologies, the Company began a concerted effort to meet the requirements of ISO 9001, the international standard for quality systems. In December 1996, the Company was recommended for ISO 9001 certification.

         Certain of the Company's components and subassemblies are obtained from sole suppliers or limited groups of suppliers, which are often small, independent companies. Moreover, the Company believes that certain of these components and subassemblies can only be obtained from its current suppliers. The Company generally acquires such components on a purchase order basis and not under long-term supply contracts. The Company's reliance on outside vendors generally, and on sole suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, timely delivery and quality of components. The Company has experienced and continues to experience some reliability and quality problems with certain key components and subassemblies provided by single source suppliers. Because the manufacture of certain of these components and subassemblies is a complex process and can require long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur. Historically the Company has not experienced any significant delays in manufacturing due to an inability to obtain components and is not currently aware of any specific problems regarding the availability of components which might significantly delay the manufacturing of its systems in the future. However, any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its systems and could have a material adverse effect on the Company. See "--Forward Looking Statements--Sole or Limited Sources of Supply."

         The Company is subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals used in its research, development and engineering activities. The Company believes that it is currently in compliance in all material respects with such laws, rules and regulations. However, failure to so comply could result in substantial liability to the Company, suspension or cessation of the Company's operations, restrictions on the Company's ability to expand at its present location or requirements for the acquisition of additional equipment or other significant expense. To date, compliance with environmental rules and regulations has not had a material effect on the Company's operations.

Intellectual Property

         The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other forms of intellectual property protection to protect its proprietary technology. The Company currently holds 12 patents in the United States, four patents in Japan, three patents in Korea and 17 patents in various European countries. The Company also has multiple patent applications pending or under evaluation in the United States and various foreign jurisdictions. Certain of these patents cover the Company's Full-Flow process and Direct-Displacement drying technologies on which the Company's current product offerings are based. While the Company believes that these patents have significant value, the Company also believes that the innovative skills, technical expertise and know-how of its personnel in applying the art reflected in these patents would be difficult, costly and time consuming to reproduce. The Company has asserted its patent rights against three defendants, Steag MicroTech, Inc., Steag MicroTech GmbH Donaueschingen and YieldUP International Corp., in actions commenced in July and September 1995, respectively, in the United States District Court for the District of Delaware. The Company's complaints in these actions allege inducement of infringement and contributory infringement of one of the Company's patents and seek damage awards and to permanently enjoin further infringement. The defendants have denied infringement and have asserted, among other things, that the subject patent is invalid. In addition, one of the defendants has asserted that the patent is unenforceable. On January 24, 1997, the Company received a letter dated
January 22, 1997 from Dainippon Screen Manufacturing ("Dainippon"), a competitor of the Company, informing the Company that Dainippon had filed a lawsuit against the Company. The lawsuit seeks a declaratory judgment of patent non-infringement and invalidity of one of the Company's patents. The suit was filed in the United States District Court for the Northern District of California, San Jose Division, on December 19, 1996 by Dainippon and DNS Electronics, LLC, an indirect wholly-owned subsidiary of Dainippon (collectively the "Plaintiffs"), against the Company. The Complaint alleges that certain, if not all, of the claims of the patent are invalid for failure to satisfy the conditions and requirements for patentability, and also seeks to enjoin the Company from wrongly accusing Plaintiffs of infringing the patent. There can be no assurance that any of the claims of the patent cited in these actions will be found to encompass use of the competitors' products or that the subject patent will not be found to be unenforceable or invalid during prosecution of the actions. A finding of invalidity or unenforceability could result in the Company's competitors being able to develop products using the Company's proprietary technology, which in turn could have a material adverse effect on the Company. Further, there can be no assurance that any rights granted under any of the Company's patents will provide adequate protection to the Company, or that the Company will have sufficient resources to continue to prosecute its rights in the current actions or others.

         Although there are no other pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any claims that the Company is infringing intellectual property rights of others, there can be no assurance that such infringement claims will not be asserted by third parties in the future. There also can be no assurance in the event of such claims of infringement that the Company will be able to obtain licenses on reasonable terms. The Company's involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how, including the actions brought by and against the Company presently pending, could result in a material adverse effect on the Company's business. Adverse determinations in the current litigation or any other litigation in which the Company may become involved could subject the Company to significant liabilities to third parties, require the Company to grant licenses to or seek licenses from third parties and prevent the Company from manufacturing and selling its products. Any of these situations could have a material adverse effect on the Company.

Employees

         As of December 31, 1996, the Company had 276 employees, of which 211 were full-time and the balance temporary or contract employees. There were 117 employees in manufacturing operations, 73 in research, development and engineering, 15 in sales and marketing, 42 in customer satisfaction and field support and 29 in general administrative and finance positions. The Company plans to hire additional personnel in each of the above areas during the next 12 months.

         While the Company has generally been able to find qualified candidates to fill new positions, substantial growth throughout the semiconductor capital equipment industry has made it more difficult to recruit qualified candidates for certain positions in design, field support, testing and process engineering. Once recruited, the Company then faces the task of training and integrating new employees quickly enough to keep pace with its rapid growth. There can be no assurance that the Company will be successful in recruiting, retaining, training and integrating the necessary key personnel to support its anticipated growth, and any failure to expand these areas in an efficient manner could have a material effect on the Company's results of operations. See "--Forward Looking Statements--Management of Growth" and "--Forward Looking Statements--Dependence upon Personnel."

         None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its relationships with its employees to be good.

Forward Looking Statements

         Statements in this Annual Report on Form 10-K including those concerning the Company's expectations of future sales, gross profits, research, development and engineering expenses, selling, general and administrative expenses, product introductions and cash requirements include certain forward-looking statements. As such, actual results may vary materially from such expectations. Factors which could cause actual results to differ from expectations include variations in the level of orders which can be affected by general economic conditions and growth rates in the semiconductor and FPD manufacturing industries and in the markets served by the Company's customers, the international economical and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by the Company or its competitors, ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs or failure to realize a successful outcome to pending patent litigation, all of which constitute significant risks. For a description of additional risks, see below. There can be no assurance that the Company's results of operations will not be adversely affected by one or more of these factors.

         Fluctuations in Operating Results

         The Company has derived substantially all of its net sales from the sale of a limited number of wet processing systems which typically have list prices ranging from approximately $0.9 million to $3.2 million per system. At the Company's current revenue level, each sale or failure to make a sale can have a material effect on the Company. A cancellation, rescheduling or delay in a shipment of even one system in a particular quarter may cause net sales in that quarter to fall significantly below the Company's expectations and thus may materially and adversely affect the Company's operating results for such quarter. Other factors which may lead to fluctuations in the Company's quarterly and annual operating results include: market acceptance of the Company's systems and its customers' products; the number of systems being manufactured during any particular period; the geographic mix of sales; the mix of sales by distribution channel; the timing of announcement and introduction of new systems by the Company and its competitors; a downturn in the market for personal computers or other products incorporating semiconductors and FPDs; variations in the types of systems sold; product discounts and changes in pricing; delays in deliveries from suppliers; delays in orders due to customers' financial difficulties; and volatility in the semiconductor and FPD industries and the markets served by the Company's customers. Also, customers may face competing capital budget considerations, thus making the timing of customer orders uneven and difficult to predict. Many of the factors listed above are beyond the control of the Company. In addition, continued investments in research, development and engineering and the development of a worldwide sales, marketing and customer satisfaction organization will result in significantly higher fixed costs. There can be no assurance that the Company will be able to achieve a rate of growth or level of sales in any future period commensurate with its level of expenses. The impact of these and other factors on the Company's operating results in any future period cannot be forecast with any degree of certainty. Due to the foregoing factors, it is likely that in some future quarter or quarters the Company's operating results may be below the expectations of analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected. See Item 7 and "--Business -- Industry Background."

         Acceptance by Customers of New Technology

         The Company's products all rely upon proprietary technology to accomplish wet chemical processing during semiconductor or FPD manufacturing, which technology is significantly different from the technological approaches in current usage for these processes. Most of the Company's competitors make use of established technology with competitive product variations. The semiconductor industry is especially resistant to the introduction of changes in process or approach in a manufacturing cycle which is quite long (up to twelve weeks), consists of many separate process events (up to 300 or more) and suffers from limited control measurement points during the overall fabrication process. Accordingly, managers of semiconductor and FPD fabrication facilities ("fabs") have exhibited a strong resistance to changing equipment and have been reluctant to embrace new technology, including the Company's Full-Flow systems. Because a substantial investment is required by semiconductor and FPD manufacturers to install and integrate capital equipment into production lines, these manufacturers will tend to choose suppliers based on past relationships, product compatibility and proven operating performance. Once a manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for a specific production line application and frequently will attempt to consolidate related capital equipment purchases with the same vendor, to the degree that such consolidation is possible. Many semiconductor and FPD manufacturers continue to extract marginal improvements from existing wet processing technology in order to address issues such as increases in feature density, reductions in line width and planned increases in wafer and substrate size. Thus, there can be no assurance that the Company's products will achieve broad market acceptance. See "--Business - - Industry Background" and "--Business -- Products."

         Customer Concentration

         Historically, relatively few customers have accounted for a substantial portion of the Company's net sales. Sales to LGM, IBM, SGS-Thomson Microelectronics and Motorola accounted for approximately 29.1%, 25.3%, 19.0% and 10.8%, respectively, totalling 84.2% of net sales in fiscal 1996. The Company expects a significant portion of its future sales to remain concentrated within a limited number of customers. The Company's arrangements with its customers are generally on a purchase order basis and not pursuant to long-term contracts. There can be no assurance that the Company will be able to retain its major customers or that such customers will not cancel or reschedule orders or that canceled orders will be replaced by other sales. A reduction or delay in orders from any of the Company's significant customers, including reductions or delays due to market economic or competitive conditions in the semiconductor or FPD industries, or the loss of any such customers, could have a material adverse effect upon the Company's results of operations. See "--Business -- Customers."

         Sole or Limited Sources of Supply

         The Company relies to a substantial extent on outside vendors to manufacture and supply many of the components and subassemblies used in the Company's systems. Certain of these components and subassemblies are obtained from a sole supplier or a limited group of suppliers, many of which are small, independent companies. Moreover, the Company believes that certain of these components and subassemblies can only be obtained from its current suppliers. The Company's reliance on outside vendors generally and a sole or a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, timely delivery and quality of components. The Company has experienced and continues to experience some reliability and quality problems with certain key components and subassemblies provided by single source suppliers. Because the manufacture of certain of these components and subassemblies is a complex process and requires long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur. The process of obtaining and qualifying replacement suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis or at all. Any inability to obtain adequate deliveries of components and subassemblies which conform to the Company's reliability and quality requirements or any other circumstance that would require the Company to seek alternate sources of supply or, if possible, to manufacture such components internally could delay the Company's ability to ship its systems and could have a material adverse effect on the Company. See "--Business -- Manufacturing."

         Dependence on Limited Product Offerings

         To date, the Company's net sales have consisted primarily of sales to the semiconductor industry. The Company has recently developed a version of its Full-Flow system for use in FPD manufacturing. The ability of the Company to diversify its operations through the introduction and sale of system enhancements with new applications is dependent upon the success of the Company's continuing research, development and engineering activities, as well as its marketing efforts. The Company's continued sales growth will depend upon achieving market acceptance of its Full-Flow systems and future products. There can be no assurance that the Company will be able to develop, introduce or market new systems or system enhancements in a timely or cost-effective manner or that any such systems or enhancements will achieve market acceptance. See "--Business --Products."

         Dependence upon Product Development

         The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. In order to remain competitive in the future, the Company will need to develop and commercialize additional cleaning and etching processes based on its Full-Flow platform. Further, the Company will need to develop new products which are capable of supporting customers' increasingly complex process requirements and which compete effectively on the basis of overall COO, including process performance and capital productivity. The market for FPD manufacturing equipment presents an additional challenge as the technology is at an earlier stage and subject to more rapid evolution. The success of new system introduction is dependent on a number of factors, including timely completion of new system designs, system performance and market acceptance, and may be adversely affected by manufacturing inefficiencies associated with the start up of such new introductions and the challenge of producing systems in volume which meet customer requirements. Because it is generally not possible to predict the time required and costs involved in reaching certain research, development and engineering objectives, actual development costs could exceed budgeted amounts and estimated product development schedules may require extension. Any delays or additional development costs could have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will successfully develop and introduce new products or enhancements to its existing products on a timely basis or in a manner which satisfies or achieves widespread market acceptance.

         Because of the large number of components in, and the complexity of, the Company's systems, significant delays can occur between the introduction of systems or system enhancements and the commencement of commercial shipments. The Company has from time to time experienced delays in the introduction of, and certain technical and manufacturing difficulties with, certain of its systems and enhancements, and may experience such delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. The Company's inability to overcome such difficulties, to meet the technical specifications of any new systems or enhancements, or to manufacture and ship these systems or enhancements in volume and in a timely manner, would materially adversely affect the Company's business and results of operations, as well as its customer relationships. In addition, the Company from time to time incurs unanticipated costs to ensure the functionality and reliability of its products early in their life cycles, which costs can be substantial. If new products or enhancements experience reliability or quality problems, the Company could encounter a number of difficulties, including reduced orders, higher manufacturing costs, delays in collection of accounts receivable and additional service and warranty expenses, all of which could materially adversely affect the Company's business and results of operations. See "--Business--Products" and "--Business--Research, Development and Engineering."

         Management of Growth

         The Company is currently undergoing a period of rapid growth. To accommodate this growth, the Company is in the process of implementing a variety of new and upgraded operating and financial systems, procedures and controls. There can be no assurance that such efforts can be accomplished successfully, or that the Company's systems, procedures and controls will be adequate to support the Company's operations. The Company also faces the task of identifying, recruiting, training and integrating new employees quickly enough to keep pace with its rapid growth. Many of the positions which are critical to supporting the Company's growth require experience with semiconductor and FPD capital equipment. The recent overall growth of the semiconductor and FPD capital equipment industries has made the recruitment of such experienced personnel difficult. The Company's growth may also strain the Company's management, manufacturing, financial and other resources. Any failure to expand these areas in an efficient manner could have a material adverse effect on the Company. The Company has significantly increased its operations to support increased revenues, including the hiring of additional personnel, and has made, and expects to continue to make substantial investments in research, development and engineering and in sales and marketing to support product development. There can be no assurance that the Company will be able to achieve a rate of growth or level of sales in any future period commensurate with its level of expenses. The Company has recently leased an additional facility and anticipates that additional manufacturing capacity may be required. The need to acquire additional remote facilities could be disruptive and could have a material adverse effect on the Company. See "--Business--Employees" and Item 2 -- "Properties."

         Dependence upon Personnel

         The success of the Company depends to a large extent upon the efforts of key managerial and technical employees. The loss of services of any of these persons could have a material adverse effect on the Company. The Company has not entered into written employment agreements with any of its executive officers other than its chief financial officer, nor does the Company maintain key man life insurance on any of its personnel.

         In addition, the success of the Company will also depend upon its ability to attract and retain qualified employees, particularly highly skilled design and process engineers involved in the manufacture of existing systems, the development of new applications and systems and the installation, training and maintenance related to those systems already installed at customer sites. There can be no assurance that the Company will be successful in training, integrating and retaining the necessary personnel to support its anticipated growth. The failure to do so could have a material adverse effect on the Company's results of operations. See "--Business--Employees" and Item 10-- "Directors and Executive Officers of the Registrant."

         Lengthy Sales Cycle

         Sales of the Company's systems depend upon the decision of a prospective customer either to increase manufacturing capacity or change its established manufacturing process. These decisions typically involve significant capital commitments or a change in process approach, which may require the approval of senior management. The amount of time from the initial contact with the customer to the first order is typically one to two years. The Company's ability to obtain orders from potential customers has depended in the past and may continue to depend in the future upon customers purchasing a new system in order to evaluate Full-Flow and Direct-Displacement drying technologies as an alternative to existing wet processing technologies. For many potential customers, decisions to undertake such evaluations occur infrequently. The Company often experiences delays in finalizing further system sales while the customer evaluates and receives approvals for the purchase of additional systems. Such delays may include the time necessary to plan, design or complete a new or expanded fab. Due to these factors, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort. There can be no assurance that any of these expenditures or efforts on the part of the Company will result in sales. See "--Business--Products" and "--Business--Competition."

         Volatility of the Semiconductor Industry

         The Company's business depends, in significant part, upon capital expenditures by manufacturers of semiconductor devices, which in turn depend upon the current and anticipated market demand for such devices and the products utilizing such devices. The semiconductor industry has been highly volatile and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including wet processing systems. Recently, a number of semiconductor manufacturers have experienced a reduction in order growth and, in a few instances, a reduction in overall orders. These events have caused certain semiconductor manufacturers to postpone or cancel equipment deliveries to previously planned expansions or new fab construction projects. In addition, certain market analysts project an overall reduction in expenditures for semiconductor capital equipment in 1997. There can be no assurance that further order cancellations or reductions in order growth or overall orders for semiconductors will not have a material adverse effect upon the Company's business or results of operations. The Company believes that the FPD market may be similarly volatile. The need for continued investment in research, development and engineering, marketing and customer satisfaction activities may limit the Company's ability to reduce expenses in response to future downturns in the semiconductor or FPD industries. The Company's net sales and results of operations could be materially adversely affected if downturns or slowdowns in the semiconductor or FPD markets occur in the future.

         International Sales

         Sales to customers located outside the United States accounted for approximately 63.1% of the Company's net sales in fiscal 1996. The Company anticipates that such international sales are subject to numerous risks, including United States and international regulatory requirements and policy changes, political and economic instability, increased installation costs, difficulties in accounts receivable collection, exchange rates, tariffs and other barriers, extended payment terms, difficulty in staffing and managing international operations, dependence on and difficulties in managing international distributors or representatives and potentially adverse tax consequences. Furthermore, although the Company endeavors to meet technical standards established by foreign regulatory bodies, there can be no assurance that the Company will be able to comply with such standards in the future. In addition, the laws of certain other countries may not protect the Company's intellectual property to the same extent as the laws of the United States. As part of its efforts to penetrate the East Asia market, the Company entered into a sales agency agreement with ANAM in Korea in 1991, a distribution agreement with Innotech in Japan in 1992 and an agent agreement with AMPOC in Taiwan in 1996. Although management believes that it maintains good relationships with ANAM, Innotech and AMPOC, there can be no assurance that these relationships will continue. In the event of a termination of any of the Company's existing representation, agency or distribution arrangements, the Company's international sales could be adversely affected. Although the Company's sales are predominantly denominated in United States dollars, to the extent that the Company expands its international operations or changes its pricing practices to denominate prices in international currencies, the Company will be exposed to increased risks of currency fluctuation. Additionally, a strengthening in the value of the United States dollar in relation to international currencies may adversely affect the Company's future sales to international customers. There can be no assurance that any of these factors will not have a material adverse effect on the Company. See Item 7-- "Overview" and "--Business--Sales and Marketing."

         Highly Competitive Industry

         The Company faces substantial competition in its market segments from both established competitors and potential new entrants. The Company believes that the primary competitive factors in the markets in which the Company competes are yield, throughput, capital and direct costs, system performance, size of installed base, breadth of product line and customer satisfaction, as well as customer commitment to competing technologies. Most of the Company's competitors have been in business longer than the Company, offer traditional wet processing technology, and have broader product lines, more experience with high volume manufacturing, broader name recognition, substantially larger installed bases and significantly greater financial, technical, marketing, service and support resources than the Company. In the semiconductor wet processing market, the Company competes primarily with Dainippon Screen, FSI International, Santa Clara Plastics, Steag MicroTech, SubMicron Systems, Tokyo Electron Limited and Verteq. In the FPD wet processing market, the Company competes primarily with Dainippon Screen and Semitool. There can be no assurance that the Company will overcome the established positions of these competitors or that the Company's competitors will not develop enhancements to or future generations of competitive products that will offer price and performance features that are superior to the Company's systems. The Company believes that in order to remain competitive, it must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide. In marketing its products, the Company will face competition from suppliers employing new technologies in order to extend the capabilities of competitive products beyond their current limits or increase their productivity. In addition, increased competitive pressure could lead to intensified price-based competition, resulting in lower prices and margins, which would materially and adversely affect the Company's business and results of operations. See "--Business--Competition."

         Intellectual Property Rights

         The Company relies on a combination of patents, copyrights, trademarks and trade secrets, non-disclosure agreements and other forms of intellectual property protection to protect its proprietary technology. Although the Company believes that its patents and trademarks may have value, the Company believes that its future success will depend primarily on the innovation, technical expertise and marketing abilities, of its personnel. The Company currently holds 12 patents in the United States and 24 international patents and has patent applications pending or under evaluation in the United States and various foreign jurisdictions. The Company is currently asserting its patent rights in litigation against three defendants, alleging inducement of infringement and contributory infringement of one of the Company's patents. The defendants have denied infringement and asserted, among other things, that the patent at issue is invalid, and one of the defendants has asserted that the patent is unenforceable. There can be no assurance that any claim in the subject patent will be adjudged to encompass use of the defendants' products or that the subject patent will not be found to be unenforceable or invalid during prosecution of the actions. The Company is also a defendant in a lawsuit which seeks a declaratory judgment of patent non-infringement and invalidity of one of the Company's patents. There can be no assurance that the Company will prevail in either of these actions. A finding of invalidity or unenforceability could result in the Company's competitors developing products using the Company's proprietary technology, which in turn could have a material adverse effect on the Company. The Company believes that these actions, even if completely successful, will be costly to the Company in terms of both financial and management resources.

         There can be no assurance that additional patents will be issued on the Company's pending or future applications or that competitors will not be able legitimately to ascertain proprietary information embedded in the Company's products which is not covered by patent or copyright. In such cases, the Company may be precluded from preventing its competitors from making use of such information. There are no pending lawsuits or claims against the Company regarding infringement of any existing patents or other intellectual property rights of others. There can be no assurance, however, that such infringement clams will not be asserted in the future, nor can there be any assurance, if such clams are made, that the Company will be able to defend such claims successfully or, if necessary, obtain licenses on reasonable terms or at all. Adverse determinations in any litigation naming the Company could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and prevent the Company from manufacturing and selling its systems. Any of these events could have a material adverse effect on the Company. See "--Business--Intellectual Property" and "--Business--Legal Proceedings."

         Environmental Regulation

         The Company is subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its research, development and engineering activities. Failure to comply with applicable environmental requirements could result in substantial liability to the Company, suspension or cessation of the Company's operations, restrictions on the Company's ability to expand its operations or requirements for the acquisition of additional equipment or other significant expense, any of which could have a material adverse effect on the Company. See "--Business--Manufacturing."

         Volatility of Stock Price

         The Company believes that a variety of factors could cause the price of the Company's Common Stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company's business; quarterly fluctuations in the Company's actual or anticipated operating results and order levels; general conditions in the semiconductor and FPD industries or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; developments in patents or other intellectual property rights and litigation; and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general and the market for shares of small capitalization and semiconductor industry-related companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of the Company's Common Stock. There can be no assurance that the market price of the Common Stock of the Company will not decline.

Item 2.  Properties
         ----------

         The Company conducts its manufacturing in a 26,000 square foot facility which it owns in West Chester, Pennsylvania. In January 1996, the Company commenced occupancy of a 38,400 square foot leased office building located in the same industrial park to serve as the new location for its engineering, sales and marketing, customer satisfaction and administration activities. These functions were previously located in the facility owned by the Company, which is now devoted entirely to manufacturing. The lease expires in December 2000 and includes an option for early cancellation in December 1998 with the payment of a cancellation penalty. In January 1997, the Company commenced occupancy of an additional 14,000 square-foot leased manufacturing facility in the same industrial park. The lease expires in January 2002 and includes a mutual option to cancel in January 1998 upon six months notice with no penalty.

Item 3.  Legal Proceedings
         -----------------

         The Company is a party to two lawsuits related to its patent rights. See Item 1 "--Intellectual Property." The Company is not a party to any other litigation.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ----------------------------------------------------------------------

         The Company's Common Stock is traded in The Nasdaq Stock Market under the symbol CFMT. The range of high and low closing prices for the Common Stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated below is as follows:

                                             High             Low
                                             ----             ---
         Fiscal 1996

         3rd Quarter(1)                      $11.00           $8.75
         4th Quarter                          13.25            7.75

-----------------
(1) Commencing on June 18, 1996, the day on which trading commenced following the effectiveness of the Company's initial public offering.

         These prices reflect inter-dealer quotations, without retail mark-ups, mark-downs or other fees or commissions, and may not necessarily represent actual transactions.

         As of January 23, 1997, the reported closing price for the Common Stock was $28.50. As of January 23, 1997, there were approximately 150 holders of record and the Company believes that it had approximately 2400 beneficial owners of the Company's Common Stock.

         The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, for the development of its business. The declaration of any future dividends by the Company is within the discretion of the Board of Directors and will be dependent upon the earnings, financial condition and capital requirements of the Company, as well as any other factors deemed relevant by the Board of Directors.

         Recent Sales of Unregistered Securities

         Since its incorporation on November 1, 1994, the registrant has sold the following securities without registration under the Securities Act:

         1. In November 1994, in connection with the registrant's organization as a holding company. the registrant issued an aggregate of 3,392,915 shares of Common Stock to the shareholders of CFM Technologies, Incorporated in exchange for an equal number of shares of CFM Technologies, Incorporated, representing 100% of the issued and outstanding capital stock of CFM Technologies, Incorporated.
         2. Also in November 1994, the registrant issued an aggregate of 408,339 shares of Common Stock to two related-party limited partnerships in which the registrant was the general partner. In exchange for the assets of the partnerships. See Item 13-- "Certain Relationships and Related Transactions."
         3. In December 1994, the registrant issued options to purchase an aggregate of 108,105 shares of Common Stock at an exercise price of $7.52 per share to five employees.
         4. In January 1995, the registrant issued 1,996 shares of Common Stock as compensation for executive search services rendered.
         5. In October and November 1995, the registrant issued options to purchase an aggregate of 117,274 shares of Common Stock at an exercise price of $7.52 per share to 43 employees.

         6. In March 1996, the registrant issued options to purchase an aggregate of 12,645 shares of Common Stock at an exercise price of $7.52 per share to two employees.
         7. In June 1996, the registrant issued options to purchase an aggregate of 1,250 shares of Common Stock at an exercise price of $10.75 per share to one employee.
         8. In October 1996, the registrant issued options to purchase an aggregate of 23,884 shares of Common Stock at an exercise price of $9.88 per share to two employees, and options to purchase an aggregate or 67,000 shares of Common Stock at an exercise price of $9.00 per share to four employees.
         9. In December 1996, the registrant issued options to purchase an aggregate of 315,200 shares of Common Stock at an exercise price of $18.25 per share to 65 employees and consultants.

         The registrant believes that the transactions described in paragraphs 1 through 9 were exempt from registration under Section 3(b) or 4(2) of the Securities Act because the subject securities were, respectively, either (i) issued pursuant to a compensatory benefit plan pursuant to Rule 701 under the Securities Act or (ii) sold to a limited group of persons, each of whom was believed to have been a sophisticated investor or to have had a preexisting business or personal relationship with the registrant or its management and was purchasing for investment without a view to further distribution.

Item 6.  Selected Financial Data.
         ------------------------

         The following table contains certain selected consolidated financial data of the Company and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere herein. The consolidated statement of income data for the fiscal years ended October 31, 1994, 1995 and 1996 and the consolidated balance sheet data as of October 31, 1995 and 1996 have been derived from the Consolidated Financial Statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The consolidated statement of income data for the fiscal year ended October 31, 1993 and the consolidated balance sheet data as of October 31, 1994 have been derived from the Consolidated Financial Statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report not included herein. The consolidated statement of income data for the ten months ended October 31, 1992 and the consolidated balance sheet data as of October 31, 1992 and 1993 are derived from unaudited financial statements. The unaudited financial statements include all adjustments, consisting only of normal adjustments, that the Company considers necessary for a fair presentation of the results of operations for such periods. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and
Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.




                                               Ten Months
                                                  Ended                 Fiscal Year Ended October 31,
                                               October 31,     --------------------------------------------
                                                 1992(1)       1993         1994         1995         1996
                                                 -------       ----         ----         ----         ----
                                                                   (in thousands, except per share data)
Statement of Income Data:
Net sales                                        $5,939       $11,840      $15,937      $23,430     $44,013
Cost of sales                                     3,626         6,752        9,114       13,463      23,317
                                                  -----         -----        -----       ------      ------
  Gross profit                                    2,313         5,088        6,823        9,967      20,696
Operating expenses:
  Research, development and
    engineering                                     327           720        2,100        1,717       4,375
  Selling, general and administrative             1,193         2,273        3,150        5,972      11,679
                                                  -----         -----        -----        -----      ------
      Total operating expenses                    1,520         2,993        5,250        7,689      16,054
                                                  -----         -----        -----        -----      ------
Operating income                                    793         2,095        1,573        2,278       4,642
Interest expense, net                               615           755          797          173         157
                                                  -----         -----        -----        -----       -----
Income before income taxes                          178         1,340          776        2,105       4,485
Income taxes                                         33           457          238          703       1,525
                                                  -----         -----        -----        -----       -----
Net income                                       $  145        $  883       $  538      $ 1,402     $ 2,960
                                                 ======        ======       ======      =======     =======
Net income per share(2)                                                                 $  0.35     $  0.61
                                                                                        =======     =======
Weighted average common and
  common equivalent shares(2)                                                             3,994       4,831

                                                                             October 31,
                                                         ---------------------------------------------------
                                                           1992        1993       1994      1995      1996
                                                         --------    --------   --------  --------   -------
                                                                            (in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term
  investments................................              $   51      $  112    $ 1,106    $  408   $12,254
Working capital..............................               2,211       3,118      7,177     8,136    27,525
Total assets.................................               6,062       9,332     16,689    18,454    44,251
Long-term debt, less current portion.........               5,493       5,610      7,820     3,005     2,525
Shareholders' equity (deficit)...............               (846)         237      5,109     9,775    32,711

--------------------------
(1) In 1992, the Company changed its fiscal year end from December 31 to October 31.
(2) See Note 2 of the Notes to Consolidated Financial Statements for an explanation of the computation of net income per share.



Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Overview

         CFM designs, manufactures and markets advanced wet processing equipment for sale to the worldwide semiconductor and flat panel display manufacturing industries. The Company was founded in 1984 and began commercial operations in 1990 following a period of technology and product development, during which time the Company's patented Full-Flow enclosed processing and Direct-Displacement drying technologies were developed.

         The Company has derived substantially all of its revenues from the sale of a relatively small number of its systems, which typically range in price from approximately $0.9 million to $3.2 million. As of October 31, 1996, the Company had shipped over 80 systems to more than 25 semiconductor and FPD manufacturers worldwide. The Company has been undergoing a period of rapid growth with net sales during fiscal 1996 increasing by 87.8% over net sales for fiscal 1995. Net sales for fiscal 1996 included sales of Full-Flow systems to companies in the FPD manufacturing industry representing approximately 20% of net sales. The Company expects that FPD sales as a percentage of total sales will fluctuate as the Company attempts to penetrate new accounts. In December 1996, the Company received an order for six Full-Flow FPD systems at a total purchase price of $16.1 million from an existing customer. In late 1995 and in 1996, a number of semiconductor manufacturers experienced a reduction in order growth and, in a few instances, a reduction in overall orders. These events caused certain semiconductor manufacturers to postpone or cancel equipment deliveries to previously planned expansion or new fab construction projects. In addition, certain market analysts project an overall reduction in expenditures for semiconductor capital equipment in 1997.

         The Company has significantly increased its operations to support increased revenues, including the hiring of additional personnel, and has made and expects to continue to make substantial investments in research, development and engineering and sales and marketing to support product development. There can be no assurance that the Company will be able to achieve a rate of growth or level of sales in any future period commensurate with its level of expenses. Future results will depend upon a variety of factors, including the timing of significant orders, the ability of the Company to bring new systems to market, the timing of new product releases by the Company's competitors, patterns of capital spending by the Company's customers, market acceptance of new or enhanced versions of the Company's systems, changes in pricing by the Company or its competitors and the volatility of the semiconductor and FPD industries and of the markets served by the Company's customers.

         The Company's gross margin has been and will continue to be affected by a variety of factors including the mix and average selling prices of systems, the mix of sales to domestic and international markets, particularly Korea, and the customization of systems. The Company sells its systems worldwide and records a significant portion of its sales to customers outside the United States. In fiscal 1996, international sales constituted 63.1% of net sales. The Company anticipates that international sales will continue to account for a significant portion of net sales, although the percentage of international sales is expected to fluctuate from period to period. The Company pays significant selling commissions to agents on sales to East Asia. As a result, gross margin and selling, general and administrative expenses as a percentage of net sales has in the past and will continue in the future to fluctuate based to a large extent on changes in the mix of sales to East Asia.

Results of Operations

         The following table sets forth the components of the Company's statements of income for the fiscal years ended October 31, 1994, 1995 and 1996, expressed as a percentage of sales.

                                                 Fiscal Year Ended October 31,
                                               -------------------------------
                                                1994        1995        1996
                                               -----       ------      ------
Net sales                                      100.0%      100.0%      100.0%
Cost of sales                                   57.2        57.5        53.0
                                                ----        ----        ----
    Gross profit                                42.8        42.5        47.0
                                                ----        ----        ----
Operating expenses:
   Research, development and engineering        13.2         7.3        10.0
   Selling, general and administrative          19.7        25.5        26.5
                                                ----        ----        ----
         Total operating expenses               32.9        32.8        36.5
                                                ----        ----        ----
Operating income                                 9.9         9.7        10.5
Interest expense, net                            5.0         0.7         0.3
                                                ----        ----        ----
Income before income taxes                       4.9         9.0        10.2
Income taxes                                     1.5         3.0         3.5
                                                ----        ----        ----
Net income                                       3.4%        6.0%        6.7%
                                                =====       =====       =====

         Net Sales. Net sales increased 47.0% from $15.9 million in fiscal 1994 to $23.4 million in fiscal 1995 and 87.8% to $44.0 million in fiscal 1996. In fiscal 1995 and fiscal 1996, these increases resulted primarily from increased demand for the Company's Full-Flow systems by companies in the semiconductor industry as the Company's customers equipped new facilities or expanded facilities, resulting in multiple systems purchases by some of the Company's major customers, and initial sales to new customers. Net sales for fiscal 1996 included sales of Full-Flow systems to companies in the FPD manufacturing industry representing approximately 20% of net sales. The Company expects that FPD sales as a percentage of total sales will fluctuate as the Company attempts to penetrate new accounts. In December 1996, the Company received an order for six Full-Flow FPD systems at a total purchase price of $16.1 million from an existing customer. International sales represented 51.7%, 51.7% and 63.1% of total net sales in fiscal 1994, 1995 and 1996, respectively. The number of international customers receiving shipments of the Company's systems increased in both fiscal 1995 and 1996. The Company expects international sales to continue to represent a significant portion of its net sales as a result of the Company's continuing expansion of its international marketing efforts.

         Gross Profit. Gross profit as a percentage of net sales remained substantially constant in fiscal 1994 and 1995, at 42.8% and 42.5%, respectively, but increased to 47.0% in fiscal 1996. Efficiencies gained through increased production volume during fiscal 1994 and 1995 were more than offset by increased recruiting and training costs as the Company significantly increased the number of production, installation and service personnel in support of the increased level of shipments. The increase in gross profit in fiscal 1996 was attributable to increases in sales prices, changes in product mix, reductions in the cost of component parts due to volume, and manufacturing efficiencies resulting from the expansion of the Company's manufacturing facilities.

         Research, Development and Engineering. Research, development and engineering expenses decreased from $2.1 million or 13.2% of net sales in fiscal 1994 to $1.7 million or 7.3% of net sales in fiscal 1995, and increased to $4.4 million or 10.0% of net sales in fiscal 1996. The decline in research, development and engineering expenses in fiscal 1995 was primarily attributable to the completion of two major development projects, a contract awarded by SEMATECH, a consortium of semiconductor manufacturers, to develop and produce an advanced semiconductor wet processing system, and a project to develop an improved wet processing system for flat panel display manufacturing, early in fiscal 1995. The substantial increase in research, development and engineering spending in fiscal 1996 is attributable to the Company's completion in March 1996 of development of a Full-Flow system configured to process 100 wafers per vessel and the release of this system's design to the Company's manufacturing division. The first production unit of this 100-wafer system was shipped in April 1996. In addition, the Company incurred substantial research, development and engineering expenses in support of the development of its first Full-Flow system for use in manufacturing flat panel displays. The first Full-Flow FPD system was shipped in April 1996. The Company is developing a version of the Full-Flow platform to process 300 mm semiconductor wafers. The Company believes that a substantial investment in research, development and engineering is critical to maintaining a strong technological position and that such expenses in fiscal 1997 will increase over the 1996 level.

         Selling, General and Administrative. Selling, general and administrative expenses increased from $3.2 million or 19.7% of net sales in fiscal 1994 to $6.0 million or 25.5% of net sales in fiscal 1995, and to $11.7 million or 26.5% of net sales in fiscal 1996. The increases in fiscal 1995 and 1996 resulted primarily from (i) increases in sales and marketing costs related to increased customer support and increased international sales, (ii) administrative costs related to increases in staff in the accounting and finance functions in preparation for and following the Company's initial public offering and (iii) legal expenses related to litigation undertaken by the Company to protect one of the Company's patents. The Company believes that selling, general and administrative expenses, including legal expenses related to the patent litigation, will increase in fiscal 1997 and beyond, as increased personnel and sales and support expenses are expected in connection with the Company's efforts to increase its net sales.

         Interest Expense. Interest expense, net of interest income, of $0.8 million, or 5.0% of net sales, in fiscal 1994 decreased to $0.2 million in fiscal 1995 and 1996, or 0.7% and 0.3% of net sales, respectively. In fiscal 1994, interest expense was primarily attributable to interest of $0.7 million on the Company's obligation to two related-party limited partnerships which provided the Company with research and development funding in 1984 and 1985. The decrease in net interest expense in fiscal 1995 was primarily attributable to the elimination on November 1, 1994 of the Company's obligation to these limited partnerships. See Note 8 of the Notes to Consolidated Financial Statements. The Company incurred interest expenses due to intra-period borrowings on its revolving line of credit during fiscal 1995 and 1996 as borrowings on the Company's line of credit increased to support increased working capital requirements. In fiscal 1996, the Company earned interest income of $0.3 million on funds not immediately required for its operations following its initial public offering in June 1996.

         Income Taxes. The Company's effective tax rate increased from 30.6% in fiscal 1994 to 33.4% in fiscal 1995, and increased to 34.0% in fiscal 1996. The rate for fiscal 1994 was affected by recognition of a research and development tax credit. The rate for fiscal 1995 reflects a reduction in the research and development tax credit because of lower research, development and engineering expenses. The rate for fiscal 1996 reflects the unavailability of the research and development tax credit during the majority of the year.

Liquidity and Capital Resources

         Since its inception, the Company has funded its capital requirements through funding from two research and development limited partnerships, the sale of private equity securities, the Company's initial public offering of Common Stock completed in June 1996, and, to a lesser extent, bank borrowings and equipment leases. As of October 31, 1996, the Company had $12.3 million in cash, cash equivalents and short-term investments and $27.5 million in working capital.

         Net cash used in operating activities was $2.8 million, $0.4 million and $3.6 million for fiscal 1994, 1995 and 1996, respectively. Increases in accounts receivable and inventories were $2.9 million and $0.4 million, respectively, in fiscal 1995 and $6.2 million and $4.3 million, respectively, in fiscal 1996. Purchases of property, plant and equipment were $1.3 million and $2.9 million for fiscal 1995 and 1996, respectively. These expenditures were primarily related to facility improvements and the establishment of the Company's applications laboratory in fiscal 1995 and fit-up of the Company's new leased office facility and acquisition of an advanced three dimensional computer aided design system for use in the Company's research, development and engineering activities in fiscal 1996.

         During fiscal 1996, the Company leased a 38,400 square foot office facility in the same industrial park as its owned manufacturing facility and incurred approximately $0.9 million in expenses to outfit and furnish this facility, which houses the Company's engineering, customer satisfaction, sales and marketing and administration functions. The Company has also incurred approximately $0.4 million in capital expenditures related to the expansion of its manufacturing facilities, $0.9 million on its applications laboratory and approximately $1.2 million in capital expenditures related to the improvement of the Company's information processing infrastructure, including the adoption of a three dimensional computer-aided design database for use in product development.

         The Company has a relationship with a commercial bank which includes a mortgage on the Company's manufacturing facility in the amount of $0.9 million and a $7.5 million revolving demand line of credit. The mortgage bears interest at an annual rate of 8.9%. The line of credit is secured by a first lien on substantially all of the Company's assets with advances of up to 80% of qualified accounts receivable and 25% of qualified purchase orders up to a sub-limit of $2.5 million at an interest rate equal to such bank's prime rate. No borrowings are outstanding under the Company's line of credit.

         The Company also has mortgage notes payable to the Pennsylvania Industrial Development Authority in the amount of $0.6 million bearing interest at 2.0% and to the Chester County Development Council in the amount of $0.1 million bearing interest at 5.0%. In addition, the Company has outstanding capital lease obligations in the amount of $1.2 million bearing interest at rates ranging from 7% to 12% per annum.

         The Company had outstanding accounts receivable of approximately $8.9 million and $15.1 million as of October 31, 1995 and 1996, respectively. No allowance for doubtful accounts receivable has been recorded because the Company believes that all such accounts receivable are fully realizable.

         The Company believes that existing cash balances and its available line of credit will be sufficient to meet the Company's cash requirements through the next 12 months. However, depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required, or, if available, will be on terms satisfactory to the Company.

Impact of Recently Issued Accounting Standards

         The Financial Accounting Standard Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company is required to adopt this standard for the fiscal year ending October 31, 1997. The Company has elected to adopt the disclosure requirement of this pronouncement. The adoption of this pronouncement will have no impact on the Company's financial position or results of operations.

         The Financial Accounting Standard Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets where disposal is expected. The Company will adopt SFAS No.121 in the first quarter of the year ending October 31, 1997 and does not expect the adoption to have any impact on the Company's financial position or results of operations.

Effect of Inflation

         Inflation has not been a material factor affecting the Company's business.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         The financial statements and supplementary data of the Company appear in Item 14 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                   PART III

Item 10.  Directors and Executive    Officers of the Registrant
          ----------------------------------------------------------

         The following table sets forth certain information concerning the Company's directors, executive officers and key employees:


         Name                        Age    Position

Christopher F. McConnell. . ......    43    Chairman of the Board of Directors
Roger A. Carolin..................    41    President, Chief Executive Officer and Director
Alan E. Walter....................    43    Senior Vice President, Business Development
Joseph E. Berger..................    38    Vice President--Worldwide Sales and Marketing
David L. deLesdenier..............    47    Vice President--Engineering
Garry M. Mayers...................    43    Vice President--Customer Service
John L. Posta.....................    55    Vice President--Manufacturing
Lorin J. Randall .................    53    Vice President--Finance, Chief Financial Officer, Secretary and
                                            Treasurer
Steven T. Bay ....................    40    Chief Technical Officer
Heinrich S. Erhardt...............    52    Vice President--Product Development
Steven Verhaverbeke ..............    31    Director of Process Technology
James J. Kim .....................    61    Director
Brad S. Mattson ..................    42    Director(1)
Burton E. McGillivray.............    40    Director(1)(2)
Milton S. Stearns, Jr.............    73    Director(2)

--------------------

(1) Member of Executive Compensation and Stock Option Committee. Mr. Kim served as a member of this committee until October 18, 1996, at which time he was succeeded by Mr. Mattson.
(2)      Member of Audit Committee.

         Christopher F. McConnell founded the Company in May 1984 and served as President and Chief Executive Officer until October 1990 when he was named Chairman of the Board of Directors. Prior to forming the Company, Mr. McConnell held various technical and marketing positions with Dow Chemical. Mr. McConnell received his BS and MS degrees in Chemical Engineering from Dartmouth College and Purdue University, respectively, and his MBA from Harvard Business School. Mr. McConnell is a named inventor on all of the Company's patents. See Item 13--"Certain Relationships and Related Transactions."

         Roger A. Carolin has served the Company as a director since its inception in 1984 and as President and Chief Executive Officer since April 1991. From October 1990 to April 1991, he served as a marketing and sales consultant to the Company. From June 1984 to October 1990, Mr. Carolin was Senior Vice President of The Mills Group, Inc., a real estate development firm. Previously, Mr. Carolin was with The General Electric Company and Honeywell, Inc. in a variety of technical positions. Mr. Carolin received his BS in Electrical Engineering from Duke University and his MBA from Harvard Business School.

         Alan E. Walter co-founded the Company in 1984 and currently serves as Senior Vice President, Business Development, with primary responsibility for the Company's marketing efforts in the FPD industry. Prior to joining the Company, he was with the Cochrane Division of Crane Company, a producer of ultra-high purity water systems, Mr. Walter received his BS in Chemical Engineering from the University of Delaware. He is a named inventor on ten of the Company's patents.

         Joseph E. Berger joined the Company in June 1993 and has served as Vice President--Worldwide Sales and Marketing since December 1995. Mr. Berger served as the Company's Director of Sales and Marketing from June 1995 to December 1995, and as Program Director from June 1993 to June 1995. Mr. Berger served as Director of Sales for A.E. Staley Manufacturing Co., a manufacturer of corn sweetener and starches, from 1990 until May 1993. Mr. Berger received his BS in Chemical Engineering from the University of Virginia and his MBA from Harvard Business School.

         David L. deLesdenier joined the Company in September 1996 and currently serves as Vice President--Engineering. From August 1995 to August 1996, Mr. deLesdenier was Corporate Vice President--Commercial and International for Science Applications International Corporation, a defense contractor. From 1977 until June 1995, Mr. deLesdenier was Vice President--Technology for IPEC/Clean, a manufacturer of sulfuric acid reprocessing systems for the semiconductor industry. Mr. deLesdenier received his BS and MS from the Georgia Institute of Technology and his MBA from San Diego State University.

         Garry M. Mayers joined the Company in October 1996 and currently serves as Vice President--Customer Service. From April 1991 until October 1996, Mr. Mayers served as Director of World Wide Customer Service at ADE Corporation, a manufacturer of chemical vapor deposition and ion implant equipment for semiconductor devices. Mr. Mayers attended Northeastern University, majoring in electrical engineering.

         John L. Posta joined the Company in October 1993 as Vice President--Manufacturing. Mr. Posta served as a consulting engineer to the Company from August 1993 to October 1993 and as a manufacturing consultant from August 1989 to October 1993. Mr. Posta served as Vice President of Operations for Hercules Aerospace Display Systems from May 1988 to August 1989, and as Director of Manufacturing and Director of Materials for Commodore Business Machines, Inc. from September 1984 to May 1988. Mr. Posta received his BS in Industrial Management from Fairleigh Dickinson University.

         Lorin J. Randall joined the Company in January 1995 as Vice President--Finance, Chief Financial Officer, Secretary and Treasurer. From May 1994 to June 1995, Mr. Randall served as the President and Chief Executive Officer of Greenwich Pharmaceuticals Incorporated, a drug development company where from September 1991 to May 1994, he served as Vice President--Finance and Chief Financial Officer. From April 1990 to March 1991, Mr. Randall served as President and Chief Executive Officer of Surgilase, Inc., a supplier of surgical laser equipment. Mr. Randall received his BS in Accounting from The Pennsylvania State University and his MBA from Northeastern University. Mr. Randall is a director of Quad Systems Corporation.

         Steven T. Bay joined the Company in April 1992 as Director of Technology and Marketing/Far East, and has served as Chief Technical Officer since September 1994. From 1990 until April 1992, Mr. Bay was employed by Bridgetek, Inc. of San Jose, California, which was the manufacturer's representative for the Company in California and the Pacific Northwest. Mr. Bay received his BA in Chemistry from St. Louis University.

         Heinrich S. Erhardt joined the Company in January 1992 and currently serves as Vice President--Product Development. From January 1992 until September 1996, Mr. Erhardt served as Vice President--Engineering. Prior to joining the Company, Mr. Erhardt served as Vice President of Operations for Image Storage/Retrieval Systems, a supplier of high-density data storage systems, from January to December 1991, and as President of HEA, Inc., a computer maintenance service and consulting company, from October 1989 to December 1990. Mr. Erhardt received his BS in Mechanical Engineering from City University of New York and his MS in Engineering Science from The Pennsylvania State University.

         Steven Verhaverbeke joined the Company in February 1995 and has served as Director of Process Technology since that time. Dr. Verhaverbeke was employed by IMEC of Leuven, Belgium, a microelectronics research institute, as a senior researcher from August 1994 to January 1995 and as a doctoral researcher from September 1988 to July 1993. Dr. Verhaverbeke also served as a researcher at Tohoku University in Sendai, Japan from August 1993 to August 1994. Dr. Verhaverbeke received his PhD in Chemical Engineering from K.U. Leuven, Belgium.

         James J. Kim has been a director of the Company since 1991. Mr. Kim is the founder, Chairman and Chief Executive Officer of AMKOR Electronics, a leading semiconductor assembly company. He also founded and serves as Chairman and Chief Executive Officer of The Electronics Boutique, an electronics products retailer, and as Chairman of ANAM Group, the parent of ANAM, the Company's Korean agent. See Item 13-- "Certain Relationships and Related Transactions."

         Brad S. Mattson has been a director of the Company since December 1995. Mr. Mattson founded Mattson Technology, Inc., a manufacturer of semiconductor fabrication equipment, and has served as its Chief Executive Officer, President and a Director since its inception in November 1988. Mr. Mattson was the founder of Novellus, a semiconductor equipment company, and formerly served as its President. Chief Executive Officer and Chairman. He has also held executive positions at Applied Materials and LFE Corporation, both semiconductor equipment companies.

         Burton E. McGillivray has been a director of the Company since 1990. Since January 1994, Mr. McGillivray has served as Managing Director of First Chicago Equity Capital, a venture capital firm. From January to December 1993, Mr. McGillivray was a Chicago-based private investor, and from September 1984 to December 1992, Mr. McGillivray was employed by Continental Illinois Venture Corporation and Continental Equity Capital Corporation, serving as Managing Director of both from 1989 to 1992. Mr. McGillivray received his AB from Harvard University and his MBA from Harvard Business School. Mr. McGillivray is a member of the board of directors of Three-Five Systems, Inc.

         Milton S. Stearns, Jr. has been a director of the Company since December 1994. Since 1972, Mr. Stearns has been President of Charter Financial Company, a corporate financial consulting company. Mr. Stearns has been a director of five public and a number of private companies. In addition, from 1976 to 1987, he was Chairman and Chief Executive Officer of Judson Infrared Inc., a manufacturer of infrared detectors for military and telecommunications companies. Mr. Stearns received his BS from Harvard University and his MBA from Harvard Business School.

         All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and person who own more than ten percent of its Common Stock to file with the Securities and Exchange Commission and The Nasdaq Stock market initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to it and written representations that no other reports were required during or with respect to the fiscal year ended

October 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with.

Item 11.  Executive Compensation
          ----------------------

         The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended October 31, 1994, 1995 and 1996 of those persons who during such fiscal years (i) served as the Company's chief executive officer or (ii) were the four most highly-compensated executive officers (other than the chief executive officer) (collectively, the "Named Executive Officers"):

                           Summary Compensation Table

                                                                                         Long Term
                                                                                       Compensation
                                                                                          Awards
                                                                                       ------------
                                                                Annual Compensation     Securities
                                                      Fiscal    -------------------     Underlying       All Other
Name and Principal Position                            Year     Salary($)  Bonus($)     Options(#)   Compensation($)(1)
---------------------------                           ------    ---------  --------    -----------   ------------------
Roger A. Carolin ...................................   1996      $150,000     $60,000         --             $6,653
  President and Chief Executive Officer                1995       103,550      30,000         --              6,531
                                                       1994        94,800      25,000         --              1,813

Christopher F. McConnell ...........................   1996       140,000      50,000         --              8,066
  Chairman of the Board of Directors                   1995       103,550      33,000         --              9,386
                                                       1994        94,800      25,000         --              3,497

Lorin J. Randall(2).................................   1996       125,000      30,000         --              5,426
  Vice President--Finance, Secretary and               1995       101,563      15,000     39,916                 72
  Treasurer                                            1994          --          --           --                 --

Alan E. Walter......................................   1996        90,000      45,000         --              7,202
  Senior Vice President, Business Development          1995        79,800      25,500         --              6,744
                                                       1994        79,800       2,500         --              1,745

Huw K. Thomas(3)....................................   1996       116,846        --           --              4,458
  Executive Vice President                             1995        88,550      25,000         --              5,233
                                                       1994        82,300      25,000     16,632              1,970

Joseph E. Berger....................................   1996        90,000      25,000         --              3,691
  Vice President--Worldwide Sales and                  1995        82,000      16,500         --              2,236
  Marketing                                            1994        82,000      16,400         --                600

--------------------
(1) Compensation reported represents (a) the dollar value of premiums paid by the Company on two life insurance policies, one regularly furnished to all employees, and the other an executive policy for Messrs. Carolin, McConnell and Randall; (b) the Company's matching contribution to the 401(k) Plan paid in fiscal 1995 for the 1994 fiscal year, paid in fiscal 1996 for the 1995 fiscal year and paid in fiscal 1997 for the 1996 fiscal year; and (c) amounts from the Company's annual profit sharing plan.

(2)      Mr. Randall joined the Company in January 1995.  His annual salary is
         $125,000.

(3)      Mr. Thomas resigned as Executive Vice President in fiscal year 1996.

         No stock options were granted to any of the Named Executive Officers during the fiscal year ended October 31, 1996.

         The following table sets forth the number of shares covered by exercisable and unexercisable options held by the Named Executive Officers on October 31, 1996 and the aggregate gains that would have been realized had these options been exercised on October 31, 1996, even though these options were not exercised, and the unexercisable options could not have been exercised on October 31, 1996. No stock options were exercised by the Named Executive Officers during the fiscal year ended October 31, 1996.

         Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                         Number of Securities                Value of Unexercised
                                        Underlying Unexercised               In-the-Money Options
                                     Options at Fiscal Year End(#)          at Fiscal Year End($)(1)
                                     -----------------------------          ------------------------
              Name                   Exercisable     Unexercisable        Exercisable   Unexercisable
              ----                   -----------     -------------        -----------   -------------
Roger A. Carolin................        192,928             --             $1,151,780          --
Christopher F. McConnell........           --               --                   --            --
Lorin J. Randall................         17,465           22,451               15,002       $19,285
Alan E. Walter..................           --               --                   --            --
Huw K. Thomas...................         33,264             --                278,586          --
Joseph E. Berger................         32,432            7,484              193,619        44,679

--------------------
(1) Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price. Calculated based on the fair market value at fiscal year end of $8.375 per share, less the exercise price.

1992 Stock Option Plan

         The Company's 1992 Stock Option Plan (the "Option Plan") was adopted by the Company in 1992 and was amended and restated and was approved by the Company's shareholders in May 1995. The purposes of the Option Plan are to attract and retain qualified personnel, to provide additional incentives to employees and officers of and consultants to the Company and to promote the success of the Company's business. As of December 31, 1996, options to purchase an aggregate of 408,331 shares of the Company's Common Stock have been granted under the Option Plan, and no additional options will be granted thereunder. The Option Plan is administered by the Executive Compensation and Stock Option Committee of the Board of Directors (the "Committee"), which Committee has complete discretion to determine which eligible individuals are to receive option grants, the number of shares subject to each such grant, the vesting schedule to be in effect for the option grant and the maximum term for which any granted option is to remain outstanding.

         Each option granted under the Option Plan has a maximum term of ten years (or five years with respect to holders of more than 10% of the voting power of the Company's outstanding stock), subject to earlier termination following the optionee's cessation of service with the Company. Options granted under the Option Plan may be exercised only for fully vested shares. The exercise price of options granted under the Option Plan must be at least 100% of the fair market value of the stock subject to the Option on the date of grant (or 110% with respect to holders of more than 10% of the voting power of the Company's outstanding stock). The Executive Compensation and Stock

Option Committee determines the fair market value of the Common Stock from time to time. The option exercise price is payable in cash upon the exercise of the option.

         The Committee may amend or modify the Option Plan at any time, provided that no such amendment or modification may adversely affect the rights and obligations of the participants with respect to their outstanding options invested shares without their consent. In addition, no amendment of the Option Plan may, without the approval of the Company's shareholders, (i) modify the class of individuals eligible for participation, (ii) increase the number of shares available for issuance, except in the event of certain changes to the Company's capital structure or (iii) extend the term of the Option Plan.

Other Options

         Options to purchase 202,255 shares of Common Stock were granted from 1990 to 1996 not pursuant to a stock option plan.

Annual Profit Sharing Plan

         The Company has an Annual Profit Sharing Plan (the "Profit Sharing Plan") pursuant to which certain eligible employees of the Company may receive annual distributions, in cash, based upon the Company's operating profit for the most recent fiscal year. For the 1995 and 1996 fiscal years, $65,000 and $150,000, respectively, was paid to eligible employees under the Profit Sharing Plan.

1995 Incentive Plan

         In December 1995, the Company's Board of Directors adopted, and in January 1996, the Company's shareholders approved, the 1995 Incentive Plan (the "Incentive Plan"). Under the Incentive Plan, the Company is authorized to award up to 400,000 shares of Common Stock to employees of the Company and its subsidiaries. As of December 31, 1996, options for an aggregate of 400,000 shares were outstanding under the Incentive Plan, and options for an additional 39,937 shares were granted, subject to shareholder approval of an increase in the number of shares authorized for issuance under the Incentive Plan. An increase in the number of shares issuable pursuant to the Incentive Plan was approved by the Board of Directors on December 18, 1996, subject to shareholder approval. If approved by the shareholders, an additional 600,000 shares would be reserved and available for future option grants, which would include the 39,937 shares underlying options already granted subject to shareholder approval. The Committee administers the Incentive Plan. Under the terms of the Incentive Plan, the Committee is required to be composed of two or more directors, each of whom shall be a "disinterested person" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended. The Committee has the authority to interpret the Incentive Plan and to determine and designate the persons to whom awards shall be made and the terms, conditions and restrictions applicable to each award (including, but not limited to, the price, any restriction or limitation, any vesting schedule or acceleration thereof and any forfeiture restrictions).

         The Incentive Plan contains provisions for granting various stock-based awards, including incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonqualified stock options and Restricted Stock (as further described below). The term of the Incentive Plan is ten years, subject to earlier termination or amendment.

         Stock Options. The Incentive Plan provides for the grant of "incentive stock options," as defined in Section 422 of the Code, to employees of the Company. The Incentive Plan also provides for the grants of stock options that do not qualify as incentive stock options under the Code ("non-qualified stock options") to employees of the Company, including directors who are employees of the Company. The exercise price of any incentive stock option granted under the Incentive Plan may not be less than 100% of the fair market value of the Company's Common Stock on the date of grant. Options granted under the Incentive Plan may be exercised for cash, by reduction of the number of shares of Common Stock issuable upon such exercise or, to the extent determined by the Committee, in exchange for shares of Common Stock owned by the option holder having a fair market value on the date of exercise equal to the option exercise price. The aggregate fair market value, determined on the date of grant, of the shares with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000.

         Under the Incentive Plan, each option is exercisable for the full amount or for any part thereof at such intervals or in such installments as the Incentive Committee shall determine at the time it grants an option. However, no award shall be exercisable with respect to any shares of Common Stock later than ten years after the date of the grant of such option. All options are non-transferable by the optionee except upon death. The shares subject to expired options or terminated options which remain unexercised become available for future grants.

         If an optionee ceases to be employed by the Company for any reason other than death, disability or retirement, any option exercisable on the date of such termination generally may be exercised for a period of 90 days from the date of such termination or until the expiration of the stated term of the option, whichever period is shorter. In the event of termination of employment by reason of death or retirement, any option exercisable at the date of such termination generally may be exercised for a period of one year from the date of termination or until the expiration of the stated term of the option, whichever period is shorter. In the event of a change of control of the Company, the Incentive Plan provides that all outstanding options will become immediately exercisable.

         Restricted Stock. "Restricted Stock" consists of shares of the Company's Common Stock granted to an employee for no consideration, which will be forfeited to the Company if the grantee ceases to be an employee of the Company during a restriction period specified by the Committee at the time it grants the Restricted Stock. In the event of death or disability, the restrictions will lapse with respect to that percentage of Restricted Stock held by the grantee that is equal to the percentage of the restriction period that had elapsed as of the date of death or commencement of disability. In the event of a change of control of the Company, all restrictions on shares of Restricted Stock will lapse. Shares of Restricted Stock that are forfeited become available for future grants.

Non-Employee Directors' Stock Option Plan

         In December 1995, the Company's Board of Directors adopted, and in January 1996, the Company's shareholders approved, the Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), under which options to purchase up to 150,000 shares of Common Stock may be granted to non-employee directors. The purposes of the Directors' Plan are to attract and retain independent directors and to strengthen the mutuality of interests between such directors and the Company's shareholders. As of December 31, 1996, options to purchase an aggregate of 10,000 shares of Common Stock have been granted under the Directors' Plan.

         The Directors' Plan is administered by the Company's Board of Directors. Under the terms of the Directors' Plan, the option exercise price shall be 100% of the fair market value of the shares on the date of grant and each option generally expires upon the earlier of twelve months after the optionee ceases to be a director of the Company or ten years.

         Each independent director elected at an annual meeting of shareholders will automatically be granted an option on the date of such meeting of shareholders to purchase 3,000 shares of Common Stock, which option will vest on the date of the next succeeding annual meeting of shareholders. Each independent director elected to fill a vacancy on the Board of Directors will automatically be granted an option on the date of election to purchase 10,000 shares of Common

Stock, one-third of which shall vest on each of the first three anniversaries of the date of grant. An amendment to the Directors' Plan to provide for the annual grant of options to purchase 200 shares of Common Stock with respect to each committee of the Board of Directors on which a director serves was approved by the Board of Directors and the Committee on December 18, 1996, subject to shareholder approval.

         Under the Directors' Plan, no award shall be exercisable with respect to any shares of Common Stock later than ten years after the date of the grant of such option. All options are non-transferable by the optionee except upon death. The shares subject to expired options or terminated options which remain unexercised become available for future grants.

         If an optionee ceases to be a member of the Board of Directors for any reason other than death, disability or retirement, any option exercisable on the date of such termination generally may be exercised for a period of 90 days from the date of such termination or until the expiration of the stated term of the option, whichever period is shorter. In the event of termination of Board membership by reason of death or retirement, any option exercisable at the date of such termination generally may be exercised for a period of one year from the date of termination or until the expiration of the stated term of the option, whichever period is shorter. In the event of termination of Board membership by reason of disability, all options outstanding at the date of such termination will become immediately exercisable and generally may be exercised for a period of one year from the date of termination or until the expiration of the stated term of the option, whichever period is shorter.

         The Board of Directors of the Company may make any amendments to the Directors' Plan which it deems necessary or advisable.

Employee Stock Purchase Plan

         In December 1995, the Company's Board of Directors adopted, and in January 1996, the Company's shareholders approved, an Employee Stock Purchase Plan (the "Purchase Plan"), which allows all full-time employees of the Company, subject to certain limitations, to purchase shares of the Company's Common Stock at a discount from the prevailing market price at the time of purchase. Such shares may be purchased on the open market or may be newly issued shares of Common Stock. Any employee owning five percent or more of the voting power or value of the Company is not eligible to participate in the Purchase Plan. A maximum of 300,000 shares of the Company's Common Stock may be purchased under the Purchase Plan. As of December 31, 1996, no shares have been granted under the Purchase Plan.

         An eligible employee will be able to specify an amount to be withheld from his or her paycheck and credited to an account established for him or her (the "Participation Account"). Amounts in the Participation Account will be applied to the purchase of shares of the Company's Common Stock on the termination date of each offering made under the Purchase Plan. The price for such shares will be equal to 85% of the market price of the Common Stock, as determined pursuant to the Purchase Plan. Only whole shares of Common Stock may be purchased. Amounts withheld from an employee's paycheck and not applied to the purchase of whole shares of Common Stock will, at the election of the employee, either remain credited to the employee's Participation Account or be returned to the employee.

         Upon termination of an employee's employment for any reason other than death or an approved leave of absence, all amounts credited to such employee's Participation Account shall be resumed to him or her. Upon termination of an employee's employment because of death, his or her successor-in-interest shall have the right to elect before the earlier of the offering termination date or the 60th day following the employee's date of death either to withdraw the amount credited to his or her Participation Account or to apply such amounts to the purchase of Common Stock.

         The Purchase Plan is administered by the Board of Directors, which may delegate responsibility for such administration to a committee of the Board of Directors. The Board of Directors may amend or terminate the Purchase Plan at any time. The Purchase Plan is intended to comply with the requirements of
Section 423 of the Code.

401(k) Plan

         In November 1993, the Company adopted a deferred 401(k) salary savings plan (the "401(k) Plan") for the benefit of its employees and their beneficiaries, which was amended in April 1995. Generally, any employee who has completed six months of service and is over 21 years of age is eligible to participate in the 401(k) Plan. Each eligible employee may elect to contribute to the 401(k) Plan through payroll deductions up to 15% of his or her eligible compensation. Participants are 100% vested in their contributions immediately. The Company matches contributions up to certain levels.

Long-Term Incentive Plans ("LTIP") Awards in Fiscal Year 1996

         None.

Defined Benefit or Actuarial Plan

         None.

Compensation of Directors

         The Company reimburses directors for expenses incurred in connection with attendance at meetings of the Board of Directors and committees. In March 1991, the Company and Mr. McGillivray entered into a Stock Option Agreement (the "McGillivray Agreement") pursuant to which the Company granted to Mr. McGillivray four-year options to purchase up to 832 shares of Common Stock, at an exercise price of $2.41 per share, for each meeting of the Board of Directors attended by Mr. McGillivray during a two year period beginning in December 1990. This agreement was amended in June 1993 to provide for additional grants of options to purchase 832 shares of Common Stock for each meeting of the Board of Directors attended by Mr. McGillivray during the period from March 1993 to December 1997. The amendment also extended the term of the options previously granted to ten years. The McGillivray Agreement was also amended in September 1994 to provide an exercise price of $7.52 per share with respect to all stock options granted under the McGillivray Agreement after January 6, 1994. In December 1994, the Company and Mr. Stearns entered into a Stock Option Agreement (the "Stearns Agreement") pursuant to which the Company granted to Mr. Stearns ten-year options to purchase up to 832 shares of Common Stock, at an exercise price of $7.52 per share for each meeting of the Board of Directors attended by Mr. Stearns during a one year period beginning in December 1994. This agreement was amended in November 1995 to provide for additional grants of options to purchase 832 shares of Common Stock at an exercise price of $7.52 per share for each meeting of the Board of Directors attended by Mr. Stearns during the period from November 1995 to October 1997. Messrs. McGillivray and Stearns will continue to be compensated for their service on and attendance at meetings of the Board of Directors through stock option grants to be made pursuant to the terms of the McGillivray Agreement and the Stearns Agreement, respectively. Upon the respective terminations of the McGillivray Agreement and the Stearns Agreement, Messrs. McGillivray and Stearns will be compensated for their service on the Board of Directors pursuant to the Non-Employee Directors' Stock Option Plan described above.

         In March 1996, the Board of Directors granted options to purchase up to 3,000 shares of Common Stock to each of John N. McConnell, Sr. (father of Christopher F. McConnell) and Vincent L. Verdiani in connection with the appointment of these individuals as Honorary Lifetime Directors of the Company. The exercise price of these ten-year options is $7.52 per share and such options were fully exercisable on the date of grant. Honorary Lifetime Directors are not elected by the Company's shareholders, do not receive any compensation for their service as such and not voting members of the Board of Directors.

         Also in March 1996, the Board of Directors granted to Mr. Mattson ten-year options to purchase up to 2,000 shares of Common Stock at an exercise price of $7.52 per share, which will be exercisable in full commencing on March 3, 1997. These options were granted as compensation for Mr. Mattson's service as a consultant to the Company during the term of the options. In March 1996, Mr. Mattson also received a grant of options to purchase up to 10,000 shares of Common Stock at an exercise price of $7.52 per share pursuant to the Company's Non-Employee Directors' Stock Option Plan. One-third of these options will vest on each of the first three anniversaries of the date of grant, and the options will expire upon the earlier of the tenth anniversary of their grant or twelve months after Mr. Mattson ceases to be a director of the Company.

         In the future, the Company may compensate directors for their service as directors through cash compensation, stock options or stock grants. See "--Non-Employee Directors' Stock Option Plan."

Employment Contracts

         The Company has entered into a written employment agreement with Lorin
J. Randall, its Vice President--Finance and Chief Financial Officer. The agreement continues until terminated pursuant to its terms. The agreement provides for a base salary of $125,000 and for such employee benefits as are made available to other employees of the Company. In addition, pursuant to the agreement, Mr. Randall received a non-qualified option to purchase 39,916 shares of Common Stock of the Company for $7.52 per share under the Company's 1992 Stock Option Plan. In the event the Company terminates the agreement without "cause" (as defined in the agreement), Mr. Randall will be entitled to continue to receive his then-current base salary for six months following such termination, or until the date he commences permanent, full-time employment elsewhere, whichever first occurs.

         Except as set forth above, the Company does not have employment agreements with any of its executive officers.

Board Meetings

         The Board of Directors held a total of four regular meetings and two special meetings during fiscal year 1996. All directors attended over 75% of the aggregate member of regular meetings of the Board of Directors, except for Mr. Kim.

Compensation Committee Interlocks and Insider Participation

         The Executive Compensation and Stock Option Committee of the Company's Board of Directors was formed in November 1991 and the members of this committee are Messrs. Mattson and McGillivray. Neither of these individuals was at any time during the fiscal year ended October 31, 1996 or at any other time an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Executive Compensation and Stock Option Committee.

         Until October 18, 1996, James J. Kim, a director and shareholder of the Company, served on the Executive Compensation and Stock Option Committee of the Board of Directors. Mr. Kim is, directly and indirectly, the largest shareholder of ANAM. ANAM, which is also a shareholder of the Company, acts as the Company's sales agent in Korea. See Item 13--"Certain Relationships and Related Transactions."

Limitation of Officers' and Directors' Liability

         The Company's Articles of Incorporation, as amended, and Amended and Restated By-Laws include provisions (i) to reduce the personal liability of the Company's directors for monetary damages resulting from breaches of the fiduciary duty and (ii) to permit the Company to indemnify its directors and officers to the fullest extent permitted by Pennsylvania law.

         At present there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification will be required or permitted. The Company is not aware of any threatened litigation or proceeding that might result in a claim for such indemnification.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The following table sets forth, as of January 23, 1997, information with respect to the beneficial ownership of the Common Stock of the Company by
(i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers and (iv) all of the directors and executive officers as a group. As of January 23, 1997, there were 6,053,340 shares of Common Stock outstanding.

                                                Shares Beneficially
                                                       Owned
                                                       (1)(2)
                                                  ----------------
               Name*                           Number         Percent
               ----                            ------         -------

Christopher F. McConnell(3).........         1,208,297         19.96%
Alan E. Walter......................           352,896          5.83
ANAM S&T Co., Ltd...................           222,758          3.68
   493-3 Sung Sung-Dong
   Cheon-An. Choong-Nam
   Korea 330-300(4)
James J. Kim(5).....................           256,038          4.23
Roger A. Carolin(6).................           192,928          3.09
Burton E. McGillivray(7)............            39,917           **
Milton S. Stearns, Jr.(8)...........            44,843           **
Lorin J. Randall(9).................            19,960           **
Joseph E. Berger(9).................            34,927           **
Huw K. Thomas(10)...................           172,949          2.84
Brad S. Mattson.....................               --            --
All directors and executive officers
as a group (13 persons)(5)(11)......         2,334,408         36.59


----------------
* Unless otherwise indicated, the business address of each shareholder named in this table is CFM Technologies, Inc., 1336 Enterprise Drive, West Chester, PA 19380.
**   Less than 1%.

(1) Unless otherwise indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned.
(2) Based on 6,053,340 shares outstanding, except that shares underlying options exercisable within 60 days are deemed to be outstanding for purposes of calculating the percentage owned by the holder of such options.
(3) Includes 38,919 shares owned by Mr. McConnell's wife and 26,624 shares held in trust for Mr. McConnell's children.
(4)  The shares owned by ANAM are included in Mr. Kim's beneficial ownership.
(5) Includes 222,758 shares owned by ANAM, of which Mr. James Kim is, directly and indirectly, the largest shareholder.
(6) Consists of exercisable options to purchase 192,928 shares. Mr. Carolin disclaims beneficial ownership of 83,159 shares owned by his wife.
(7) Includes 16,632 shares owned jointly with Mr. McGillivray's wife and exercisable options to purchase 23,285 shares.
(8) Includes 3,527 shares held in a trust of which Mr. Stearns is trustee and exercisable options to purchase 9,979 shares and 31,337 owned shares.
(9)  Consists of exercisable options.
(10) Includes exercisable options to purchase 33,264 shares.
(11) Includes exercisable options to purchase 325,996 shares.

Changes in control

     The Company knows of no arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions

         In 1984 and 1985, CFM Technologies, Incorporated, which is now the Company's wholly-owned operating subsidiary ("CFM Sub"), entered into research and development agreements with two related party limited partnerships (together, the "Partnerships"), in which CFM Sub was the general partner. A significant number of the limited partners were also significant shareholders of CFM Sub. In April 1987 and September 1988, CFM Sub exercised its options under the research and development agreements between CFM Sub and the Partnerships to purchase the Partnerships' technologies. This exercise resulted in a liability of CFM Sub to the Partnerships in the aggregate amount of $2,184.000. This amount was calculated based on the total cost to the Partnerships of developing the technology, including parts and materials, rent, salaries and other administrative costs incurred in developing and testing prototype units, with such cost being multiplied by a factor which depended upon the time at which the option was exercised. At the time of the exercise of the first option in April 1987, the development cost was approximately $383,000 and the factor in effect at that time was 3.00, resulting in a liability of $1,149,000. Similarly, at the time of the exercise of the second option in September 1988, the development cost was approximately $345,000 and the factor in effect at that time was also 3.00, resulting in a liability of $1,035,000. Through the end of the 1994 fiscal year, CFM Sub had made aggregate payments of $1,612,000 to the Partnerships. During 1994, in response to inquiries and requests by a number of the limited partners of the Partnerships, CFM Sub began to investigate the possibility of exchanging the limited partners' interests in the Partnerships for common stock or other securities of CFM Sub. In October 1994, CFM Sub sent a letter to each limited partner of each of the Partnerships outlining a proposal to exchange the limited partnership interests of the limited partners for common stock of a new entity, The CFM Technology Corporation, on a tax free basis. As of October 31, 1994, the obligation due from CFM Sub to the Partnerships, net of tax, was approximately $3,200,000. Also in October 1994, the shareholders of CFM Sub and the general partner of the Partnerships approved a reorganization for the purpose of dissolving the Partnerships and incorporating the limited partners thereof as equity holders of CFM Sub. Pursuant to the reorganization, effective November 1, 1994, the Company was incorporated as "The CFM Technology Corporation" and acquired all of the outstanding shares of common stock of CFM Sub in exchange for an equal number of shares of Common Stock. The Company also acquired all of the assets of the Partnerships, which consisted primarily of CFM Sub's obligations to the Partnerships, in exchange for an aggregate of 408,339 shares of Common Stock, the value of which approximated the obligation then due from CFM Sub to the Partnerships, net of tax. The price per share of Common Stock utilized in connection with the exchange of such Common Stock for the assets of the Partnerships was determined by reference to the offering price of the Common Stock in connection with a limited offering of Common Stock which commenced on January 1994 and concluded in October 1994. The Common Stock issued to the Partnerships was then distributed to the limited partners of the Partnerships in accordance with their respective percentage interests in the Partnerships. Of that Common Stock, 22,188 shares were issued to John N. McConnell and 7,128 shares were issued to Vincent Verdiani, both of whom were directors of the Company at the time. See Note 8 of the Notes to Consolidated Financial Statements. John N. McConnell is the father of Christopher F. McConnell, the Chairman of the Company's Board of Directors. In December 1995, the Company changed its name to "CFM Technologies, Inc." The Partnerships' Certificates of Limited Partnership were cancelled in May 1995. In November 1995, counsel to two shareholders who acquired 31,614 shares of Common Stock in connection with the November 1, 1994 exchange sent letters to the Securities and Exchange Commission and the Pennsylvania Securities Commission referencing such shareholders' objection to that transaction and its valuation and allegations that the Company breached certain duties and violated unspecified state and federal laws in connection therewith. Specifically, counsel to these shareholders alleged that the Company had no right to cause the exchange and that the exchange rate utilized in the transaction was too low. The Company believes that such shareholders' objections and allegations are without merit and that any resolution of such matter will not have a material adverse effect on the Company.

         In October 1994, the Company sold 332,633 shares of Common Stock of the Company to ANAM, a company controlled by Mr. James Kim, a director and shareholder of the Company, for $6.02 per share. ANAM acts as the Company's sales agent in Korea. The Company believes that the terms of the sale of these shares of Common Stock to ANAM were no less favorable than could have been obtained from other large investors. During fiscal 1994, 1995 and 1996, sales commissions accrued by the Company pursuant to the ANAM sales agency agreement aggregated $430,000,

$282,000 and $2,444,000, respectively. The terms of the commissions to ANAM were no less favorable than would have been obtained from unrelated third parties.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

Financial Statements
--------------------

         The financial statements and financial statement information required by this Item are included on pages F-1 through F-18 of this report. The Report of Independent Public Accountants appears on page F-2 of this report. All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

Exhibits
--------

         The following is a list of exhibits. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number    Description
--------------    -----------

 3.1              Articles of Incorporation of CFM Technologies, Inc., as
                  amended.*
 3.2              By-Laws of CFM Technologies, Inc.*
 4                Form of Common Stock Certificate.*
10.1              Employment Agreement dated as of January 9, 1995 by and
                  between CFM Technologies, Inc. and Lorin Jeffrey Randall.*
10.2              Stock Option Agreement dated March 18, 1991 between CFM
                  Technologies, Inc. and Burton McGillivray, as extended and amended on June 11. 1993 and as amended on September 25, 1994.*
10.3              Stock Option Agreement dated as of December 9, 1994 by and between CFM Technologies, Inc. and Milton Stearns, as amended on November 3, 1995.*
10.4              CFM Technologies, Inc. Annual Profit Sharing Plan.*
10.4.1            Amendment to CFM Technologies, Inc. Annual Profit Sharing
                  Plan***
10.5              CFM Technologies. Inc. 1992 Employee Stock Option Plan.*
10.6              CFM Technologies, Inc. 1995 Incentive Plan.*
10.7              CFM Technologies, Inc. Non-Employee Directors' Stock Option
                  Plan.*
10.8              CFM Technologies, Inc. Employee Stock Purchase Plan.*
10.9              Distributor Agreement dated November 28, 1991 by and between
                  ANAM Semiconductor Design Co., Ltd and CFM Technologies, Inc.
                  and supplement to the Distributor Agreement dated August 26, 1994.*
10.10             Distributor Agreement dated March 3, 1992 by and between
                  Innotech Corporation and CFM Technologies, Inc., as modified on June 15, 1994.*
10.11             Lease Agreement dated October 10, 1995 by and between
                  Hough/Loew Construction, Inc. and CFM Technologies, Inc. and
                  Addendum to Lease Agreement dated October 10, 1995.*
10.11.1           Amendment Number Two to Lease Agreement dated April 30, 1996 by and between CFM Technologies, Inc. and Hugh/Loew
                  Construction, Inc.***
10.11.2           Commercial Lease Agreement dated December 16, 1996 between CFM
                  Technologies, Inc. and Devereux Properties, Inc.***
10.12             Loan Agreement dated July 27, 1994 by and between Chester
                  County Development Council ("CCDC") and CFM Technologies,
                  Inc.*
10.13             $100,000 Mortgage dated as of July 27, 1994, from CFM
                  Technologies, Inc. to CCDC.*
10.14             Removed**

10.15             Guaranties dated October 13, 1995 executed by CFMT. Inc. and
                  CFM International Corp. in favor of CoreStates.*
10.16             Removed**
10.17             Mortgage dated February 16, 1994 between CFM Technologies,
                  Inc. and CoreStates.*
10.18             $150,000 Commercial Promissory Note dated September 28, 1994 from CFM Technologies, Inc. to CoreStates.
10.19             $100,000 Commercial Promissory Note dated August 11, 1994 from
                  CFM Technologies, Inc. to CoreStates.
10.19.1           $100,000 Commercial Promissory Note dated February 16, 1994 from CFM Technologies, Inc. to CoreStates.
10.20             Assignment of Leases, Rents, Agreements of Sale, Licenses and
                  Permits dated February 16, 1994 by CFM Technologies, Inc. to
                  CoreStates.*
10.21             Agent Agreement dated December 16, 1996 between the CFM
                  Technologies, Inc. and Ampoc Far East Company Limited.***
10.22             Letter agreement dated March 25, 1996 between CoreStates and
                  CFM Technologies, Inc. and $7,500,000 Master Demand Note dated
                  April 1, 1996 from CFM Technologies, Inc. to CoreStates Bank
                  (10.21).*
11                Statement re computation of per share earnings.***
21                Subsidiaries of the registrant.*
23.1              Consent of Arthur Andersen LLP.
27                Financial Data Schedule.***

------------
* Incorporated by reference to the registrant's Registration Statement on Form S-1 (Registration No. 33-80359), declared effective on June 18, 1996.
** Removed as a result of being paid in full from the proceeds of the Company's June 18, 1996 offering.
*** Incorporated by reference to the registrant's Registration Statement on Form S-1 (Registration No. pending), filed on January 24, 1996, and the registrant's Amendment No. 1 to Registration Statement on Form S-1 (Registration No. pending), filed on January 27, 1996.

Reports on Form 8-K
-------------------

     The Company filed no reports on Form 8-K during the quarter ended October 31, 1996 and through January 24, 1997.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants..................................F-2
Consolidated Balance Sheets as of October 31, 1996 and 1995...............F-3
Consolidated Statements of Income for the years ended October 31,
   1996, 1995 and 1994....................................................F-5
Consolidated Statements of Shareholders' Equity for the years ended
   October 31, 1996, 1995 and 1994........................................F-6
Consolidated Statements of Cash Flows for the years ended October 31,
   1996, 1995 and 1994....................................................F-7
Notes to Consolidated Financial Statements................................F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CFM Technologies, Inc.:

         We have audited the accompanying consolidated balance sheets of CFM Technologies, Inc. (a Pennsylvania corporation) and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CFM Technologies, Inc. and subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
December 19, 1996

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                     October 31,     October 31,
                                                                        1996            1995
                                                                     ----------      -------

                                                                           (In thousands)
                  ASSETS
                  ------
CURRENT ASSETS:

       Cash and cash equivalents                                     $    9,308      $      408
       Short-term investments                                             2,946              --
       Accounts receivable                                               15,090           8,886
       Inventories                                                        8,047           3,700
       Prepaid expenses and other                                           362             184
       Deferred income taxes                                                641             529
                                                                     ----------      ----------
            Total current assets                                         36,394          13,707
                                                                     ----------      ----------

PROPERTY, PLANT AND EQUIPMENT:
       Land                                                                 540             540
       Building and improvements                                          3,180           2,205
       Machinery and equipment                                            4,075           1,640
       Furniture and fixtures                                               934             412
                                                                     ----------      ----------
                                                                          8,729           4,797
       Less - Accumulated depreciation and amortization                  (1,268)           (406)
                                                                     ----------      ----------
       Net property, plant and equipment                                  7,461           4,391
                                                                     ----------      ----------

OTHER ASSETS:

       Patents, net of accumulated amortization of $76 and $57              266             251
       Other                                                                130             105
                                                                     ----------      ----------
         Total other assets                                                 396             356
                                                                     $   44,251      $   18,454
                                                                     ==========      ==========

        The accompanying notes are an integral part of these statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                       October 31,                October 31,
                                                                          1996                       1995
                                                                       -----------                ----------

                                                                        (In thousands, except share data)

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       Current portion of long-term debt                             $      489                 $      574
       Accounts payable                                                   4,211                      2,537
       Accrued expenses                                                   4,147                      2,373
       Customer deposits                                                     22                         87
                                                                          -----                      -----
         Total current liabilities                                        8,869                      5,571
                                                                          -----                      -----

LONG-TERM DEBT                                                            2,525                      3,005
                                                                          -----                      -----

DEFERRED INCOME TAXES                                                       146                        103
                                                                          -----                      -----

COMMITMENTS AND CONTINGENCIES (Note 16)

SHAREHOLDERS' EQUITY:

       Preferred stock, no par value; 1,000,000 authorized shares;
       no shares issued or outstanding                                       --                         --
       Common stock, no par value; 10,000,000 authorized shares;
       6,052,924 and 3,803,263 shares issued and outstanding             29,592                      9,616
       Retained earnings                                                  3,119                        159
                                                                     ----------                 ----------
         Total shareholders' equity                                      32,711                      9,775
                                                                     ----------                 ----------
                                                                     $   44,251                 $   18,454
                                                                     ==========                 ==========

        The accompanying notes are an integral part of these statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                     Year Ended
                                                                                     October 31,
                                                                                     -----------
                                                                        1996             1995              1994
                                                                        ----             ----              ----
                                                                           (In thousands, except share data)

NET SALES                                                            $   44,013       $   23,430        $   15,937
COST OF SALES                                                            23,317           13,463             9,114
                                                                     ----------       ----------        ----------
       Gross profit                                                      20,696            9,967             6,823
                                                                     ----------       ----------        ----------

OPERATING EXPENSES:
       Research, development and engineering                              4,375            1,717             2,100
       Selling, general and administrative                               11,679            5,972             3,150
                                                                     ----------       ----------        ----------
         Total operating expenses                                        16,054            7,689             5,250
                                                                     ----------       ----------        ----------

         Operating income                                                 4,642            2,278             1,573

INTEREST EXPENSE, Net of interest income of $271,
  $72 and $31                                                               157              173               797
                                                                     ----------       ----------        ----------
       Income before income taxes                                         4,485            2,105               776

INCOME TAXES                                                              1,525              703               238
                                                                     ----------       ----------        ----------
NET INCOME                                                           $    2,960       $    1,402        $      538
                                                                     ==========       ==========        ==========

NET INCOME PER SHARE                                                 $     0.61       $     0.35
                                                                     ==========       ==========

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES                                                4,831            3,994
                                                                     ==========       ==========

        The accompanying notes are an integral part of these statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                     Retained
                                                        Common Stock                 Earnings
                                                  Shares            Amount           (Deficit)             Total
                                                  ------            ------           ---------             -----
                                                                (In thousands, except share data)

BALANCE, OCTOBER 31, 1993                        2,757,600        $    2,018       $   (1,781)        $      237
      Proceeds from sale of common stock           670,254             4,533                --             4,533
      Exercise of stock options                      6,653                 2                --                 2
      Purchase of common stock                     (41,579)             (201)               --              (201)
      Net income                                        --                --               538               538
                                                 ---------            ------            ------            ------
BALANCE, OCTOBER 31, 1994                        3,392,928             6,352            (1,243)            5,109
      Common stock issued for services               1,996                15                --                15
      Exchange of common stock for
       Partnership interests                       408,339             3,249                --             3,249
      Net income                                        --                --             1,402             1,402
                                                 ---------            ------            ------            ------
BALANCE, OCTOBER 31, 1995                        3,803,263             9,616               159             9,775
      Proceeds from sale of common stock, net    2,249,661            19,976                --            19,976
      Net income                                        --                --             2,960             2,960
                                                 ---------            ------            ------            ------
BALANCE, OCTOBER 31, 1996                        6,052,924        $   29,592       $     3,119        $   32,711
                                                 =========            ======            ======            ======

        The accompanying notes are an integral part of these statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended October 31,
                                                                     --------------------------------------------
                                                                        1996             1995              1994
                                                                        ---------------------------------------
                                                                                     (In thousands)

OPERATING ACTIVITIES:
    Net income                                                       $    2,960       $    1,402       $      538
    Adjustments to reconcile net income to net cash used in
     operating activities -
      Depreciation and amortization                                         881              224              134
      Deferred income tax benefit                                           (41)            (251)            (261)
      (Increase) decrease in -
      Accounts receivable                                                (6,204)          (2,887)          (2,326)
      Inventories                                                        (4,347)            (358)            (809)
      Prepaid expenses and other current assets                            (178)             (12)             (46)
      Other assets                                                          (59)             (94)              10
    Increase (decrease) in -
      Accounts payable                                                    1,674            1,044               80
      Accrued expenses                                                    1,746            1,311             (276)
      Customer deposits                                                     (65)            (744)             201
                                                                     ----------       ----------       ----------
        Net cash used in operating activities                            (3,633)            (365)          (2,755)
                                                                     ----------       ----------       ----------

INVESTING ACTIVITIES:
    Purchases of short-term investments                                  (4,366)              --               --
    Proceeds from short-term investments                                  1,420               --               --
    Purchases of property, plant and equipment                           (2,891)          (1,311)          (2,623)
                                                                     ----------       ----------       ----------
      Net cash used in investing activities                              (5,837)          (1,311)          (2,623)
                                                                     ----------       ----------       ----------

FINANCING ACTIVITIES:
    Payments on long-term debt                                           (1,606)            (388)          (250)
    Proceeds from long-term debt                                             --            1,241            2,212
    Proceeds from sale of common stock, net                              19,976              125            4,410
                                                                     ----------       ----------       ----------
      Net cash provided by financing activities                          18,370              978            6,372
                                                                     ----------       ----------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      8,900             (698)             994
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                408            1,106              112
                                                                     ----------       ----------       ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $    9,308       $      408       $    1,106
                                                                     ==========       ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest expense                                   $      444       $      197       $      745
      Cash received for interest income                                     251               72               31
      Cash paid for income taxes                                          1,949              730              528

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
    Machinery acquired under capital leases                          $    1,041       $      398       $      316
    Common stock issued for stock subscriptions receivable                   --               --              125
    Common stock issued for Partnership interests                            --            3,249               --
    Common stock issued for services                                         --               15               --
    Note payable issued for common stock purchases                           --               --              201

        The accompanying notes are an integral part of these statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS:

     CFM Technologies, Inc. (the Company) designs, manufactures and markets advanced wet processing equipment for sale to the worldwide semiconductor and flat panel display industries.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Cash, Cash Equivalents and Investments

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments at October 31, 1996 are carried at amortized cost which equals market value, and are classified as short-term. The investments have various maturity dates which do not exceed one year. At October 31, 1996, all of the Company's short-term investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). Therefore, any unrealized holding gains or losses would be presented as a separate component of stockholders' equity. At October 31, 1996, there were no unrealized holding gains or losses. The gross proceeds from sales and maturities of investments were $1,420,000 for the year ended October 31, 1996. Gross realized gains and losses for the year ended October 31, 1996 were not material. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

     Cash and cash equivalents and short-term investments consisted of the following:

                                                               October 31,
                                                   ----------------------------------

                                                         1996                1995
                                                   ----------------------------------
Cash and cash equivalents:
       Money market funds and demand accounts        $  423,000            $408,000
       Repurchase agreements                          4,556,000                   -
       Commercial paper                                 495,000                   -
                                                   ----------------------------------

                                                     $5,474,000            $408,000
                                                     ==========            ========
                                                   ----------------------------------

Short-term investments:
       Commercial paper                               1,472,000                   -
       Mortgage-backed Government securities            987,000                   -
       U.S. government securities                       487,000                   -
                                                   ----------------------------------

                                                     $2,946,000            $      -
                                                     ==========            ========
                                                   ----------------------------------

Inventories

     Inventories are valued at the lower of first-in, first-out cost or market.

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Significant improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Upon the sale or retirement of these assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     Depreciation and amortization are provided using straight-line and accelerated methods based on the estimated useful lives of the assets as follows:

 Building and improvements                                   40 years
 Machinery and equipment                                   3-10 years
 Furniture and fixtures                                    5-10 years

     Depreciation expense was $862,000, $207,000 and $121,000 in fiscal 1996, 1995 and 1994, respectively.

Patents

     The cost of patents acquired are being amortized on a straight-line method over 17 years. Amortization expense was $19,000, $17,000 and $13,000 in fiscal 1996, 1995 and 1994, respectively.

Revenue Recognition

     Net sales are generally recognized upon shipment of the system and, if recognized prior to shipment, upon completion of customer inspection or acceptance where risk of loss is transferred to the customer. The estimated costs of system installation and warranty are accrued when the related sale is recognized.

Research, Development and Engineering Expenses

     Research, development and engineering expenses are charged to expense as incurred. Research, development and engineering expenses were net of reimbursement of $1,592,000, $232,000 and $1,835,000 in fiscal 1996, 1995 and
1994, respectively.

     Engineering expenses consist of personnel and material costs related to the development of new products and the integration of existing products into application-specific systems.

Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. The Company's customer base principally comprises companies within the semiconductor industry, which historically has been volatile. The Company does not require collateral from its customers.

Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and debt instruments. The book values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values. None of the Company's debt instruments that are outstanding as of October 31, 1996 have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company's various debt instruments.

Net Income Per Share

     Net income per common share was calculated by dividing net income by the weighted average number of common shares outstanding for the respective period adjusted for the dilutive effect of common stock equivalents, which consist of stock options using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued by the Company during the twelve months immediately preceding the initial public offering, plus the number of common equivalent shares which became issuable during the same period pursuant to the grant of common stock options, have been included in the calculation of the shares used in computing net income per share as if they were outstanding for all periods prior to the initial public offering (using the treasury stock method and the initial public offering price of $10.00 per share). Pursuant to the requirements of the Securities and Exchange Commission, the calculation of shares used in computing net income per share also includes the redeemable common stock for which the redemption provisions were terminated immediately prior to the effective date of the initial public offering. Historical net income per share for fiscal 1994 is not presented as such data is not meaningful due to the accretion recorded for the redeemable common stock (see Note 9).

New Accounting Pronouncement

     The Financial Accounting Standard Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company is required to adopt this standard for the fiscal year ending October 31, 1997. The Company has elected to adopt the disclosure requirement of this pronouncement. The adoption of this pronouncement will have no impact on the Company's financial position or results of operations.

     The Financial Accounting Standard Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets where disposal is expected. The Company will adopt SFAS No. 121 in the first quarter of the year ending October 31, 1997 and does not expect the adoption to have any impact on the Company's financial position or results of operations.

3.  ACCOUNTS RECEIVABLE:

                                                       October 31,
                                           -----------------------------------

                                                  1996                 1995
                                            -------------        -------------
Billed .................                    $  10,558,000        $   7,162,000
Unbilled ...............                        4,532,000            1,724,000
                                            -------------        -------------
                                            $  15,090,000        $   8,886,000
                                            =============        =============

     Unbilled receivables represent final retainage amounts to be billed upon completion of the installation process.

     No allowance for doubtful accounts receivable has been recorded because the Company believes that all such accounts receivable are fully realizable.

4.  INVENTORIES:

                                                       October 31,
                                           -----------------------------------

                                                  1996                 1995
                                            -------------        -------------
Raw material .......................        $   4,267,000        $   1,979,000
Work in progress ...................            3,780,000            1,721,000
                                            -------------        -------------
                                            $   8,047,000        $   3,700,000
                                            =============        =============

5.  LINE OF CREDIT:

     The Company has a $7,500,000 demand line of credit with a bank. The line of credit agreement does not have a stated maturity or expiration date, however, outstanding borrowings are due upon demand by the bank. The borrowing base related to the line of credit is based upon a certain percentage of eligible accounts receivable and customer signed purchase orders, as defined. Interest is charged at the bank's prime rate and was 8.75% at October 31, 1996 and 1995. The line also provides for the issuance of letters of credit. As of October 31, 1996 and 1995, the Company had no borrowings on the line. Borrowings under the line are collateralized by substantially all of the Company's assets. The line of credit requires the Company to maintain certain financial and other covenants, including a minimum tangible net worth and minimum cash flow to debt service coverage ratio.

6.  ACCRUED EXPENSES:

                                                                                   October 31,
                                                                          -----------------------------

                                                                             1996               1995
                                                                           --------           --------
Warranty and installation costs                                           $1,069,000           $991,000
Payroll and payroll related                                                1,010,000            732,000
Accrued commissions                                                        1,004,000            250,000
Other                                                                      1,064,000            400,000
                                                                          ----------         ----------
                                                                          $4,147,000         $2,373,000
                                                                          ==========         ==========

7.  LONG-TERM DEBT:

                                                                                   October 31,
                                                                          -----------------------------

                                                                             1996               1995
                                                                           --------           --------

Mortgage note payable to bank, payable in monthly
 installments of $6,250 plus interest at 8.9% through February
 2009, collateralized by land and building.                                 $925,000         $1,000,000
Mortgage note payable to Pennsylvania Industrial
 Development Authority (PIDA), payable in monthly
 installments of $4,363 including interest at 2% through
 August 2009, collateralized by land and building.                           592,000            632,000
Term note payable to bank, repaid in June 1996.                                -              1,200,000
Mortgage note payable to Chester County Development
 Council, payable in monthly installments of $1,067 including interest at 5% through August 2004, collateralized by land
 and building.                                                                82,000             91,000
Term notes payable to bank, payable in monthly installments
 of $5,834 plus interest at the bank's prime rate plus 1%
 through August 1999, collateralized by certain assets.                      194,000            275,000
Capitalized lease obligations, lease periods expiring at various dates through 2001, interest rates range from 7% to 12%,
 collateralized by the leased assets.                                      1,221,000            381,000
                                                                          ----------         ----------

                                                                           3,014,000          3,579,000
Less Current portion                                                        (489,000)          (574,000)
                                                                          ----------         ----------
                                                                          $2,525,000         $3,005,000
                                                                          ==========         ==========

     Maturities of long-term debt as of October 31, 1996 are as follows:

     Fiscal Year
     -----------
     1997                                                  $  489,000
     1998                                                     482,000
     1999                                                     453,000
     2000                                                     356,000
     2001                                                     246,000
     2002 and thereafter                                      988,000
                                                           ----------
                                                           $3,014,000
                                                           ==========

     In February 1994, the Company purchased land and a building to be used as its manufacturing and office facilities. The cost of the land and building was $2,558,000, including transaction costs and additional costs to renovate the building to meet the Company's occupancy requirements. The property and improvements are subject to the three mortgage notes. The mortgage note due to PIDA contains certain financial covenants, the most restrictive of which requires minimum levels of shareholders' equity. In addition, this note bears interest at 2%, assuming the Company can create a specified number of jobs over a three-year period. If the Company fails to meet the employment commitment, the interest rate will increase to a market rate of up to 12.5%, as defined.

     In fiscal 1995, the Company issued a new term note to a bank in order to finance an expansion and improvements to the Company's facilities. This term note was repaid using a portion of the proceeds from the initial public offering in June 1996. In addition, in fiscal 1994, the Company issued several new term notes to a bank in order to finance additional improvements and machinery and equipment necessary for the Company's new facility.

     The Company leases machinery and equipment and furniture and fixtures under capital leases expiring in various years through 2001. The assets and liabilities under these leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their estimated useful lives since ownership will transfer upon lease expiration. The net book value of equipment under capitalized lease obligations as of October 31, 1996 is $1,147,000. The minimum lease payments, including interest, under the capital lease obligations as of October 31, 1996 are $392,000, $357,000, $316,000, $249,000 and $144,000 for fiscal 1997, 1998,
1999, 2000 and 2001, respectively.

8.  RESEARCH AND DEVELOPMENT LIMITED PARTNERSHIPS:

     In 1984 and 1985, the Company entered into research and development agreements with two related party limited partnerships (the Partnerships), in which the Company was the general partner. A significant number of the individuals who were limited partners were also significant shareholders of the Company. Due to this related party relationship, the cash that was paid by the Partnerships to the Company was recorded as an obligation due to the Partnerships and interest was accrued thereon. In April 1987 and September 1988, the Company exercised its purchase options to acquire the Partnerships' technologies, which resulted in an aggregate liability of $2,184,000. The obligation due to the Partnerships increased by scheduled amounts which aggregated $5,030,000 through October 31, 1994 and were recorded as interest expense. In fiscal 1994, $728,000 of interest expense was recorded. The Company made payments to the Partnerships of $1,612,000 on a cumulative basis through October 31, 1994. As of October 31, 1994, deferred taxes of $2,353,000 were recorded for differences in financial statement and income tax reporting with respect to this obligation. On November 1, 1994, the Company exchanged 408,339 shares of its common stock for the assets of the Partnerships, which consisted primarily of the Company's obligation to the Partnerships. The fair value of these common shares, approximated the obligation due to the Partnerships, net of tax. Accordingly, no gain or loss was recognized as a result of this transaction.

9.  SHAREHOLDERS' EQUITY:

     On June 21, 1996, the Company consummated an initial public offering of its Common Stock. The Company sold 2,249,661 (including the underwriters over-allotment) shares of its Common Stock, no par value, at an initial public offering price of $10.00 per share. After deducting the underwriters' discount and other offering expenses, the net proceeds to the Company were $19,976,000.

     On December 19, 1995, the Company's Board of Directors adopted, and on January 3, 1996, the Company's shareholders approved, an increase in the number of authorized common shares from 2,000,000 to 10,000,000 and authorization of 1,000,000 shares of no par value preferred stock. In addition, on June 16, 1996, the Company effected a 3.326-for-1 split of its common stock. All share and stock option data have been restated to reflect the stock split.

     Certain common shareholders had the right to require the Company to redeem their stock during certain periods and at specified prices. Immediately prior to the consummation of the initial public offering, these redemption rights terminated and therefore, the related redemption amounts are included in common stock and shareholders' equity for all periods presented. The Company recorded the accretion to the redemption value of $200,000 and zero in fiscal 1994 and 1995, respectively. The accretion was charged to common stock as the Company had an accumulated deficit at that time. These amounts are not presented separately in the statements of shareholders' equity due to the termination of the redemption rights and are included in common stock for all periods presented.

     On December 19,1995, the Company's Board of Directors adopted, and on January 3, 1996, the Company's shareholders approved the Employee Stock Purchase Plan (Purchase Plan). The Purchase Plan allows eligible employees to purchase up to 300,000 shares of common stock at the lower of 85% of the fair market value of the stock on the first or last day of the applicable six month purchase period. Eligible employees were able to participate in the Purchase Plan beginning on October 1, 1996 through payroll withholding of up to $500 per pay period. As of October 31, 1996, employee withholdings included in accrued expenses were $10,000. No shares have been issued under the Purchase Plan as of October 31, 1996.

10. STOCK OPTIONS:

     The Company has a stock option plan (the 1992 Plan) whereby 409,163 options to purchase common stock were issued to key management personnel, directors and consultants at exercise prices not less than fair market value. The options have vesting terms set by the executive compensation and stock option committee of the Board of Directors and expire 10 years after the date of grant.

     On December 19, 1995, the Company's Board of Directors adopted, and on January 3, 1996, the Company's shareholders approved, the 1995 Incentive Plan (Incentive Plan) and the Non-Employee Directors' Stock Option Plan (Directors'
Plan). The Incentive Plan and the Directors' Plan authorized the granting of up to 400,000 shares of common stock or options to Company employees and up to 150,000 options to purchase common stock to non-employee directors, respectively. The Company will not grant any additional options under the 1992 Plan.

       The following table summarizes stock option activity:

                                                          Number of          Exercise Price
                                                           Shares            Per Share
                                                        ------------         --------------
  Options outstanding at October 31, 1993                   389,184             $0.24-$7.52
       Granted                                               16,632                 7.52
       Exercised                                             (6,653)                0.24
                                                        ------------
  Options outstanding at October 31, 1994                   399,163              0.24-7.52
       Granted                                              207,087                 7.52
                                                        ------------
  Options outstanding at October 31, 1995                   606,250              0.24-7.52
       Granted                                              139,905              7.52-10.75
       Canceled                                                (832)                7.52
                                                        ------------
  Options outstanding at October 31, 1996                   745,323             $0.24-$10.75
                                                        ============

       As of October 31, 1996 , there were 463,020 options vested and exercisable and 415,263 stock options were available for grant under the Company's stock option plans.

11.  EMPLOYEE BENEFIT PLANS:

       The Company has a defined contribution retirement plan for the benefit of eligible employees. Management believes that the plan qualifies under Section 401(k) of the Internal Revenue Code. The plan provides for matching contributions by the Company at a discretionary percentage of eligible pretax contributions by the employee. Matching contributions by the Company were $107,000, $68,000 and $27,000 for the years ended October 31, 1996, 1995 and
1994, respectively.

       In fiscal 1995, the Company established a profit-sharing plan for the benefit of eligible employees. The plan provides for a target contribution of approximately 2% of total planned salaries and wages, with actual payments based upon certain annual performance results. The Company recorded profit sharing expense of $150,000 and $65,000 for the years ended October 31, 1996 and 1995, respectively.

12.  OTHER RELATED PARTY TRANSACTIONS:

       The Company recorded commission expense in fiscal 1996, 1995 and 1994 of $2,444,000, $282,000 and $430,000, respectively, which related to commissions payable to a distributor who is also a stockholder of the Company. Commissions payable to this distributor included in accrued expenses as of October 31, 1996 and 1995 were $959,000 and $28,000, respectively. The distributor is controlled by an individual who is a director of the Company. See Note 8 for other related party transactions.

13.  INCOME TAXES:

       The components of the income tax provision are as follows:

                                                  Year Ended October 31
                                     ----------------------------------------------
                                         1996             1995             1994
                                     ------------     ------------     ------------
       Current:
            Federal                  $  1,493,000     $    937,000     $    471,000
            State                          73,000           17,000           28,000
                                     ------------     ------------     ------------
                                        1,566,000          954,000          499,000
                                     ------------     ------------     ------------
       Deferred:
            Federal                       (12,000)        (244,000)        (235,000)
            State                         (29,000)          (7,000)         (26,000)
                                     ------------     ------------     ------------
                                          (41,000)        (251,000)        (261,000)
                                     ------------     ------------     ------------
                                     $  1,525,000     $    703,000     $    238,000
                                     ============     ============     ============

       Income tax expense differs from the amount currently payable because certain expenses, primarily depreciation and accruals, are reported in different periods for financial reporting and income tax purposes.

       The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

                                                        Year Ended October 31
                                             ---------------------------------
                                               1996        1995         1994

                                             ---------------------------------

Federal statuary rate                          34.0%       34.0%        34.0%
State income taxes, net of federal benefit      0.6         0.5          0.2
Research and development credit                (0.2)       (2.4)        (3.6)
Other                                          (0.4)        1.3           --
                                             ---------------------------------
                                               34.0%       33.4%        30.6%
                                             =================================

       The components of the net current and long-term deferred tax assets and liabilities, measured under SFAS No. 109, are as follows:

                                                          October 31,
                                                ------------------------------
                                                     1996             1995
                                                -------------    -------------
     Deferred tax assets-
         Inventories                            $     103,000    $      85,000
         Warranty and installation accrual            342,000          347,000
         Other                                        196,000           97,000
                                                -------------    -------------
                                                      641,000          529,000
     Deferred tax liability-
         Depreciation                                (146,000)        (103,000)
                                                -------------    -------------
            Net deferred tax asset              $     495,000    $     426,000
                                                =============    =============

14.  CUSTOMER AND GEOGRAPHIC INFORMATION:

       The Company's operations are conducted in one business segment. Export net sales were $27,789,000, $12,102,000 and $8,242,000 in fiscal 1996, 1995 and
1994, respectively. Export net sales to Europe and East Asia were $13,140,000 and $14,649,000 in fiscal 1996, $10,099,000 and $2,003,000 in fiscal 1995 and
$4,625,000 and $3,617,000 in fiscal 1994, respectively.

       The following table summarizes significant customers with net sales in excess of 10% of net sales:

                                                        Year Ended October 31,
                                        -----------------------------------------------------
                   Customer                  1996                1995               1994
                   --------             -------------       -------------       -------------
                       A                $  12,828,000       $       *           $       *
                       B                   11,149,000        5,287,000           6,876,000
                       C                    8,361,000               *            2,583,000
                       D                    4,762,000               *                   *
                       E                       *             3,075,000                  *
                       F                       *             4,041,000                  *
                       G                       *             2,490,000                  *

       ------------------------------------

       * Net sales less than 10% of net sales


15.  SUPPLIER CONCENTRATION:


       The Company relies to a substantial extent on outside vendors to manufacture and supply many of the components and subassemblies used in the Company's systems. Certain of these are obtained from a sole supplier or a limited group of suppliers, many of which are small, independent companies. Moreover, the Company believes that certain of these components and subassemblies can only be obtained from its current suppliers. The Company's reliance on outside vendors generally, and on sole suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, timely delivery and quality of components.

16.  COMMITMENTS AND CONTINGENCIES:

       In fiscal 1995, the Company entered into a non-cancelable lease effective as of December 1, 1995 for office facilities. Future minimum rental payments, including operating expense allocations, as of October 31, 1996 on this lease are as follows:

Fiscal Year
-----------

1997............................        $ 548,000
1998............................          548,000
1999............................          548,000
2000............................          548,000
2001............................           46,000

       The Company has asserted certain of its patent rights against three defendants. One of the defendants has counterclaimed against the Company, seeking a declaratory judgment that the subject patent is invalid. Although management believes that the ultimate resolution of these matters will not have a material impact on the Company's financial position or results of operations, there can be no assurance in that regard.

       On December 19, 1996, a lawsuit was filed by one of the Company's competitors which seeks a declaratory judgment of patent non-infringement and invalidity of one of the Company's patents. Although management believes that the ultimate resolution of this matter will not have a material impact on the Company's financial position or results of operations, there can be no assurance in that regard.

       In November 1995, counsel to two shareholders who acquired 31,614 shares of Common Stock in connection with the November 1, 1994 transaction with the Partnerships (see Note 8) sent letters to the Securities and Exchange Commission and the Pennsylvania Securities Commission referencing such shareholders' objection to that transaction and its valuation and allegations that the Company breached certain duties and violated unspecified state and federal laws in connection therewith. Specifically, counsel to these shareholders alleged that the Company had no right to cause the exchange with the Partnerships and that the exchange rate utilized in the transaction was too low. The Company believes that such shareholders' objections and allegations are without merit and that any resolution of such matter will not have a material adverse effect on the Company.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CFM TECHNOLOGIES, INC.
                                     By:   /s/ Roger C. Carolin
                                        ----------------------------------------
                                           Roger A. Carolin
                                           President and Chief Executive Officer

       Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                Signature                              Title                       Date
                ---------                              -----                       ----

    /s/  Christopher F. McConnell             Chairman of the Board of         January 27, 1997
-------------------------------------          Directors
         Christopher F. McConnell

    /s/  Roger A. Carolin                     President, Chief Executive       January 27, 1997
-------------------------------------          Officer and Director
         Roger A. Carolin                      (Principal Executive
                                               Officer)

    /s/  Lorin J. Randall                     Vice President, Chief            January 27, 1997
-------------------------------------          Financial Officer,
         Lorin J. Randall                      Treasurer and Secretary
                                               (Principal Financial
                                               Officer and Principal
                                               Accounting Officer)

    /s/  James Kim                            Director                         January 27, 1997
-------------------------------------
         James Kim

    /s/  Brad Mattson                         Director                         January 27, 1997
-------------------------------------
         Brad Mattson

    /s/  Burton E. McGillivray                Director                         January 27, 1997
-------------------------------------
         Burton E. McGillivray

    /s/  Milton S. Stearns, JR.               Director                         January 27, 1997
-------------------------------------
         Milton S. Stearns, Jr.

                                 EXHIBIT INDEX


Exhibit Number  Description
--------------  -----------


 3.1 Articles of Incorporation of CFM Technologies, Inc., as amended.*

 3.2            By-Laws of CFM Technologies, Inc.*

 4              Form of Common Stock Certificate.*

10.1 Employment Agreement dated as of January 9, 1995 by and between CFM Technologies, Inc. and Lorin Jeffrey Randall.*

10.2 Stock Option Agreement dated March 18, 1991 between CFM Technologies, Inc. and Burton McGillivray, as extended and amended on June 11. 1993 and as amended on September 25, 1994.*

10.3 Stock Option Agreement dated as of December 9, 1994 by and between CFM Technologies, Inc. and Milton Stearns, as amended on November 3, 1995.*

10.4            CFM Technologies, Inc. Annual Profit Sharing Plan.*

10.4.1          Amendment to CFM Technologies, Inc. Annual Profit Sharing
                Plan.***

10.5            CFM Technologies. Inc. 1992 Employee Stock Option Plan.*

10.6            CFM Technologies, Inc. 1995 Incentive Plan.*

10.7            CFM Technologies, Inc. Non-Employee Directors' Stock Option
                Plan.*

10.8            CFM Technologies, Inc. Employee Stock Purchase Plan.*

10.9 Distributor Agreement dated November 28, 1991 by and between ANAM Semiconductor Design Co., Ltd and CFM Technologies, Incorporated. and supplement to the Distributor Agreement dated August 26, 1994.*

10.10 Distributor Agreement dated March 3, 1992 by and between Innotech Corporation and CFM Technologies, Inc., as modified on June 15, 1994.*

10.11 Lease Agreement dated October 10, 1995 by and between Hough/Loew Construction, Inc. and CFM Technologies, Inc. and Addendum to Lease Agreement dated October 10, 1995.*

10.11.1 Amendment Number Two to Lease Agreement dated April 30, 1996 by and between CFM Technologies, Inc. and Hugh/Loew Construction, Inc.***

10.11.2 Commercial Lease Agreement dated December 16, 1996 between CFM Technologies, Inc. and Devereux Properties, Inc.***

10.12 Loan Agreement dated July 27, 1994 by and between Chester County Development Council ("CCDC") and CFM Technologies, Inc.*

10.13 $100,000 Mortgage dated as of July 27, 1994, from CFM Technologies, Inc. to CCDC.*

10.14           Removed**

10.15 Guaranties dated October 13, 1995 executed by CFMT. Inc. and CFM International Corp. in favor of CoreStates.*

10.16           Removed**

10.17           Mortgage dated February 16, 1994 between CFM Technologies, Inc.
                and CoreStates.*

10.18 $150,000 Commercial Promissory Note dated September 28, 1994 from CFM Technologies, Inc. to CoreStates.

10.19 $100,000 Commercial Promissory Note dated August 11, 1994 from CFM Technologies, Inc. to CoreStates.

10.19.1 $100,000 Commercial Promissory Note dated February 16, 1994 from CFM Technologies, Inc. to CoreStates.

10.20 Assignment of Leases, Rents, Agreements of Sale, Licenses and Permits dated February 16, 1994 by CFM Technologies, Inc. to CoreStates.*

10.21 Agent Agreement dated December 16, 1996 between the CFM Technologies, Inc. and Ampoc Far East Company Limited.***

10.22 Letter agreement dated March 25, 1996 between CoreStateS and CFM Technologies, Inc. and $7,500,000 Master Demand Note dated
                April 1, 1996 from CFM Technologies, Inc. to CoreStates Bank.*

11              Statement re computation of per share earnings.***

21              Subsidiaries of the registrant.*

23.1            Consent of Arthur Andersen LLP.

27              Financial Data Schedule.***

------------

* Incorporated by reference to the registrant's Registration Statement on Form S-1 (Registration No. 33-80359), declared effective on June 18, 1996.

** Removed as a result of being paid in full from the proceeds of the Company's June 18, 1996 offering.

*** Incorporated by reference to the registrant's Registration Statement on Form S-1 (Registration No. 333-20325), filed on January 24, 1996, and the registrants Amendment No. 1 to Registration Statement on Form S-1 (Registration No. pending), filed on January 27, 1996.