Form 10-Q
period 1997-01-31
CFM TECHNOLOGIES INC
filed 1997-03-17
CIK 849323

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                        FORM 10-Q


(Mark One)
      [  X ]     Quarterly  Report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 for the quarterly period
                 ended January 31, 1997.
                         or
      [      ]   Transition Report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
                 For  the  transition  period  from  _________  to __________

                   Commission File No. 0-27498

                     CFM Technologies, Inc.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

        Delaware                                     22-2298698
 ------------------------------          -----------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)              Identification Number)

     1336 Enterprise Drive, West Chester, Pennsylvania  19380
     --------------------------------------------------------
        (Address of principal executive offices) (Zip Code)

  Registrant's telephone number, including area code: (610) 696-8300

            ___________________N/A____________________
       (Former name, former address and former fiscal year,
                  if changed since last report)

      Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X         No


          The number of outstanding shares of the Registrant's
Common Stock, no par value per share, on March 6, 1997 was 7,811,642.




                  CFM TECHNOLOGIES, INC. AND SUBSIDIARIES

                            INDEX

               PART 1.  FINANCIAL INFORMATION


    Item 1. Consolidated Financial Statements:

            Consolidated Balance Sheets (unaudited)
            January 31, 1997 and October 31, 1996 ............. 3

            Consolidated Statements of Income (unaudited)
            Three months ended January 31, 1997 and 1996 ...... 5

            Consolidated Statements of Cash Flows (unaudited)
            Three months ended January 31, 1997 and 1996 ...... 6

            Notes to Consolidated Financial Statements ........ 7

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations  .............. 8


                 PART II.  OTHER INFORMATION


    Item 6. Exhibits and Reports on Form 8-K  ................. 12

            Signatures ........................................ 13

            Exhibit Index ..................................... 14

            Statement re: computation of per share earnings ... 15

            Financial Data Schedule ........................... 16




PART 1.     FINANACIAL INFORMATION

Item 1.        Consolidated Financial Statements


CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

                                                                       January 31,         October 31,
                                                                          1997                1996
ASSETS                                                                  --------            ---------
CURRENT ASSETS:
   Cash and cash equivalents ..................................        $   8,415           $    9,308
   Short-term investments .....................................            3,424                2,946
   Accounts receivable ........................................           17,294               15,090
   Inventories ................................................            8,240                8,047
   Prepaid expenses and other .................................              250                  362
   Deferred income taxes ......................................              819                  641
                                                                        --------            ---------
      Total current assets ....................................           38,442               36,394
                                                                        --------            ---------
PROPERTY, PLANT AND EQUIPMENT:
   Land .......................................................              540                  540
   Building and improvements ..................................            3,268                3,180
   Machinery and equipment ....................................            5,041                4,075
   Furniture and fixtures .....................................              956                  934
                                                                        --------             --------
                                                                           9,805                8,729
  Less - Accumulated depreciation and amortization ...........            (1,685)              (1,268)
                                                                        --------             --------
     Net property, plant and equipment .......................             8,120                7,461
                                                                        --------             --------
OTHER ASSETS:
   Patents, net of accumulated amortization of $81 and $76 ....              271                  266
   Other ......................................................              168                  130
                                                                         -------              -------
        Total other assets ....................................              439                  396
                                                                         -------              -------
                                                                     $    47,001          $    44,251
                                                                         =======              =======

The accompanying notes are an integral part of these statements.



CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

                                                                              January 31,   October 31,
                                                                                  1997          1996
LIABILITIES AND SHAREHOLDERS' EQUITY                                            -------        -------

CURRENT LIABIlTIES:
   Current portion of long-term debt ...................................      $      639      $     489
   Accounts payable ....................................................           4,615          4,211
   Accrued expenses ....................................................           4,419          4,147
   Customer deposits ...................................................              54             22
                                                                                 -------        -------
      Total current liabilities ........................................           9,727          8,869
                                                                                 -------        -------

LONG-TERM DEBT .........................................................           2,992          2,525
                                                                                 -------        -------
DEFERRED INCOME TAXES ..................................................             194            146
                                                                                 -------        -------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value; 1,000,000 authorized shares; no shares issued or outstanding ...........................................
   Common stock, no par value; 10,000,000 authorized shares; 6,053,340
      and 6,052,924 shares issued and outstanding ......................          29,595          29,592
   Retained earnings ...................................................           4,493           3,119
                                                                                 -------        --------
      Total shareholders' equity .......................................          34,088          32,711
                                                                                 -------        --------
                                                                              $   47,001       $  44,251
                                                                                 =======        ========


The accompanying notes are an integral part of these statements.


CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

                                                           Three Months Ended
                                                               January 31,
                                                         --------------------
                                                             1997        1996
                                                            ------     -------

NET SALES ............................................    $ 14,792    $  9,611
COST OF SALES ........................................       7,968       5,555
                                                           -------     -------
      Gross profit ...................................       6,824       4,056
                                                           -------     -------

OPERATING EXPENSES:
   Research, development and engineering .............       1,981        1,046
   Seling, general and administrative ................       2,856        1,821
                                                           -------      -------
      Total operating expenses .......................       4,837        2,867
                                                           -------      -------
      Operating income ...............................       1,987        1,189


INTEREST (INCOME) EXPENSE, NET .......................         (95)          72
                                                           -------      -------
      Income before income taxes .....................       2,082        1,117

INCOME TAXES .........................................         708          391
                                                           -------      -------
NET INCOME ...........................................    $  1,374    $     726
                                                           =======      =======

NET INCOME PER SHARE .................................    $   0.21    $    0.18
                                                           =======      =======

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES .................................       6,416        3,994
                                                           =======      =======


The accompanying notes are an integral part of these statements.



CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)
                                                                      Three Months Ended
                                                                          January 31,
                                                                     ----------------------
                                                                        1997         1996
                                                                     --------      --------
OPERATING ACTIVITIES:
   Net income                                                        $  1,374     $     726
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities -
      Depreciation and amortization ..............................        422            92
      Deferred income tax benefit ................................       (130)          (31)
      (Increase) decrease in -
         Accounts receivable .....................................      (2,204)      (1,253)
         Inventories .............................................        (193)        (310)
         Prepaid expenses and other current assets ...............         112
         Other assets ............................................         (48)        (200)
      Increase (decrease) in -
         Accounts payable ........................................         404          413
         Accrued expenses ........................................         272         (324)
         Customer deposits .......................................          32           19
                                                                      --------     --------
             Net cash provided by (used in) operating activities .          41         (868)
                                                                       --------     -------

INVESTING ACTIVITIES:
   Purchases of short-term investments ...........................      (1,957)          -
   Net proceeds on line of credit  ...............................                    1,607
   Proceeds from short-term investments ..........................       1,479           -
   Purchases of property, plant and equipment ....................        (326)        (802)
                                                                       --------     -------
             Net cash (used in) provided by investing activities .        (804)         805
                                                                      --------     --------

FINANCING ACTIVITIES:
   Payments on long-term debt ....................................        (133)        (157)
   Proceeds from exercise of stock options .......................           3           -
                                                                      --------     --------
             Net cash used in financing activities ...............        (130)        (157)
                                                                      --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ........................         (893)       (220)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................        9,308         408
                                                                       --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................  $     8,415    $    188
                                                                       ========     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest expense ................................  $        58  $       55
   Cash received for interest income .............................          119          10
   Cash paid for income taxes ....................................           -            1
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Machinery acquired under capital leases .......................  $      750   $      337


The accompanying notes are an integral part of these statements.



           CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS


       (1) Basis of Presentation:

          The condensed financial statements included herein have been prepared by CFM Technologies, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1996. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

       (2) Follow-on Public Offering of Common Stock:

          The Company consummated a follow-on public offering on February 19, 1997. The net proceeds from the offering of 1,750,500 shares of common stock were approximately $49,000,000.

       (3) Accounts Receivable:

                                           January 31,  October 31,
                                               1997         1996
                                           ----------   -----------
             Billed .....................  $10,894,000  $10,558,000
             Unbilled ...................    6,400,000    4,532,000
                                           -----------   ----------
                                           $17,294,000  $15,090,000
                                           ===========  ===========

         Unbilled receivables represent final retainage amounts to be billed upon completion of the installation process.



        (4) Inventories:

                                           January 31,  October 31,
                                               1996         1996
                                            ----------   ----------
             Raw materials ..............   $5,023,000   $4,267,000
             Work in Progress............    3,217,000    3,780,000
                                            ----------   ----------
                                            $8,240,000   $8,047,000
                                            ==========   ==========

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

    The Company has derived substantially all of its revenues from the sale of a relatively small number of its systems, which typically range in price from $0.9 million to $2.7 million. The Company sells its systems worldwide and records a significant portion of its sales to customers outside the United States. The Company's international sales have occurred in Europe, Korea, Japan, Taiwan and Israel. The Company anticipates that international sales will continue to account for a significant portion of net sales, although the percentage of international sales is expected to fluctuate from period to period.

Results of Operations

    The following table sets forth certain financial data for the periods indicated, expressed as a percentage of net sales.

                                     Three Month Period Ended
                                    January 31,   January 31,
                                          1997          1996
                                    -----------   ------------
       Net sales                         100.0%        100.0%
       Gross profit                       46.1%         42.2%
       Research, development
          and engineering                 13.4%         10.9%
       Selling, general and
          administrative                  19.3%         18.9%
       Operating income                   13.4%         12.4%
       Income before income taxes         14.1%         11.6%
       Net income                          9.3%          7.6%


    Net Sales. Net sales for the three month period ended January 31, 1997 of $14.8 million increased 53.9% from $9.6 million in the first quarter of fiscal 1996. This increase resulted primarily from increased acceptance of the Company's Full-Flow systems by the semiconductor industry in the form of orders from customers equipping new, expanded or improved facilities. International sales represented 62.2% and 33.3% of total net sales in the three months ended January 31, 1997 and 1996, respectively.
International sales during the first quarter of fiscal 1997 occurred at approximately the same rate as experienced during the full 1996 fiscal year. Because of continuing expansion of its international marketing efforts, the Company expects international sales to continue to represent a significant portion of its net sales. International orders accounted for 75% of the Company's backlog at January 31, 1997.

    Gross Profit. Gross profit as a percentage of net sales increased from 42.2% in the three month period ended January 31, 1996 to 46.1% for the same period in fiscal 1997. This improvement in gross reflects improved manufacturing productivity and labor efficiency coupled with continuing material cost reductions and higher sales volumes. The Company's gross margins have varied significantly from quarter to quarter and will continue to be affected by a variety of factors, including the mix and average selling prices of systems, sales of OEM automation equipment which yield relatively lower gross margins and costs associated with new system introductions and enhancements.

    Research, Development and Engineering. Research, development and engineering expenses for the quarter ended January 31, 1997 increased by 89.4 % to $2.0 million from $1.0 million recorded in the same period during fiscal 1996. Development support for the production release of the Company's new Full-Flow 8100HT product along with continued heavy investment in FPD tool development accounted for a major portion of the fiscal 1997 costs. The Company anticipates further increases in spending in support of research, development and engineering as new, larger FPD platforms are introduced, 300mm semiconductor platform development continues and planned work on added process applications begins.

    Selling, General and Administrative. Selling, general and administrative expenses increased from $1.8 million or 18.9% of net sales in the quarter ended January 31, 1996 to $2.9 million or 19.3% of net sales in the quarter ended January 31, 1997. Sales for the first quarters of both 1996 and 1997 were predominantly into Europe and the United States where commission expenses are significantly lower than on sales into East Asia. The Company believes that selling, general and administrative expenses, including legal expenses related to certain patent litigation, personnel and sales and support expenses in connection with the Company's efforts to increase its net sales and commission expenses due to increased sales to East Asia will continue to increase in the remainder of fiscal 1997 and beyond.

    Interest Expense. Interest expense, net of interest income, of $72,000 in the quarter ended January 31, 1996 was supplanted by interest income, net of interest expense, of $95,000 in the quarter ended January 31, 1997. The net interest income recorded during the 1997 quarter was the result of interest income earned by the Company from investment of funds not immediately needed to support the Company's operations which funds had been raised in the Company's initial public offering completed on June 18, 1996.

    Income Taxes. The Company's effective tax rate was 34% during the three months ended January 31, 1997, consistent with the effective rate for fiscal 1996.

Backlog

    As of January 31, 1997, the Company's backlog of orders was $33.5 million, compared to $12.6 million as of January 31, 1996. The majority of these orders were received during the preceding six month period and are anticipated to ship within the coming six month period. During fiscal 1996, the Company experienced two order cancellation events and a general decrease in the lead times following order placement by customers. During the first quarter of fiscal 1997, orders from East Asia accounted for 85% of total orders with the balance coming from the U.S. FPD systems represented 61% of these orders. Ending order backlog at January 31, 1997 is relatively evenly divided between FPD and semiconductor systems with 75% due to be shipped to East Asia and the balance to the U.S. It has been the experience of the Company that neither reported backlog at a particular date nor the pattern of receipt of orders is necessarily indicative of shipments during any particular future period.

Liquidity and Capital Resources

    At January 31, 1997, the Company had $8.4 million in cash and cash equivalents, $3.4 million in short-term investments and $28.7 million in working capital. At October 31, 1996 the Company had $9.3 million in cash and cash equivalents, $2.9 million in short-term investments and $27.5 million in working capital.

    On February 19, 1997, the Company sold 1,750,500 shares of common stock in a follow-on offering, raising $49.0 million, net of expenses of $0.6 million.

    While essentially no net cash was either provided by or used in operating activities during the three months ended January 31, 1997, net cash of $0.9 million was used in operating activities during the three months ended January 31, 1996. Accounts receivable increased by $2.2 million during the first three months of fiscal 1997 and inventories increased by $0.2 million. Acquisitions of property, plant and equipment were $1.1 million, including capital leased equipment of $.75 million, for the first three months of fiscal 1997 and $0.3 million for the first three months of fiscal 1996. Fiscal 1997 acquisitions included equipment for use in customer and employee training and information systems in support of improved engineering design infrastructure. Expenditures during the first quarter of fiscal 1996 were primarily related to facility improvements and the establishment of the Company's applications laboratory.

    The Company has a relationship with a commercial bank which includes a mortgage on the Company's manufacturing facility in the amount of $.9 million and a $7.5 million revolving demand line of credit . The mortgage bears interest at an annual rate of 8.9%. During the quarter ended January 31, 1997, the line of credit became unsecured and interest on any outstanding balance was reduced to an interest rate equal to the bank's overnight borrowing rate plus 1/4 percent. As of January 31, 1997, no balance was outstanding under the Company's line of credit.

    The Company also has mortgage notes payable to the Pennsylvania Industrial Development Authority in the amount of $0.6 million bearing interest at 2.0% and to the Chester County Development Council in the amount of $0.1 million bearing interest at 5.0%. In addition, the Company has outstanding capital lease obligations in the amount of $1.9 million bearing interest at rates ranging from 7% to 12% per annum.

    The Company leased approximately 14,000 sq. ft. of additional manufacturing space during the quarter ending January 31, 1997 and will be relocating a portion of its manufacturing operations in order to provide increased production capacity.

    The Company has outstanding accounts receivable of approximately $15.1 million and $17.3 million as of October 31, 1996 and January 31, 1997, respectively. No allowance for doubtful accounts receivable has been recorded because the Company believes that all such accounts receivable are fully realizable.

    The Company believes that existing cash balances, the proceeds of its recently completed follow-on offering and its available line of credit will be sufficient to meet the Company's cash requirements during the next 12 months. However, depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to the Company.

Litigation

    The Company has filed complaints alleging infringement and contributory infringement of one or more of its patents in the United States District Court for the District of Delaware, naming two competitors and certain users of equipment manufactured and sold by those parties. The complaints seek compensatory damages in unspecified amounts and costs and expenses relating to the complaints, including reasonable attorneys' fees. The Company has been notified that an action was filed against it by another competitor in the United States District Court for the Northern District of California, San Jose Division, seeking declaratory judgment of patent noninfringement and invalidity of one of the Company's patents. The Company has been prosecuting these lawsuits vigorously and intends to continue such actions with regard to these litigants and any other parties whose actions may threaten to expropriate the intellectual property of the Company.


       PART II.  OTHER INFORMATION


       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              11   Statement re:computation of earnings per common share

              27   Financial Data Schedule


         (b) Reports on Form 8-K
               None.







                         SIGNATURES


     Pursuant to the requirements of the Securities
 Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Dated:  March 14, 1997



                                 CFM Technologies, Inc.
                                            (Registrant)


                              By:  \s\ Roger A. Carolin
                                ------------------------
                                Roger A. Carolin
                                Chief Executive Officer



                              By: :  \s\ Lorin J.Randall
                                ------------------------
                                Lorin J. Randall
                                Chief Financial Officer