Form 10-Q/A
period 1997-01-31
CFM TECHNOLOGIES INC
filed 1997-06-02
CIK 849323

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                        FORM 10-Q/A
                      AMENDMENT NO. 1

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





		          SIGNATURES


     Pursuant to the requirements of the Securities
 Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Quarterly Report on form
 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


 Dated:  May 28, 1997



                                 CFM Technologies, Inc.
                                            (Registrant)


                              By: \s\ Roger A. Carolin
                                ------------------------
                                Roger A. Carolin
                                Chief Executive Officer



                              By: \s\ Lorin J.Randall
                                ------------------------
                                Lorin J. Randall
                                Chief Financial Officer