Form 10-Q
period 1997-04-30
CFM TECHNOLOGIES INC
filed 1997-06-12
CIK 849323

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q
(Mark One)
     [ X ]     Quarterly  Report pursuant to Section 13 or 15(d) of
the
           Securities Exchange Act of 1934 for the quarterly period ended April 30, 1997.
                         or
     [     ]   Transition Report pursuant to Section 13 or 15(d) of
the Securities
          Exchange Act of 1934
          For the transition period from _________ to __________

                  Commission File No. 0-27498

                     CFM Technologies, Inc.
     (Exact name of registrant as specified in its charter)

           Pennsylvania                        23-2786977
  --------------------------------        ----------------------
  (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)        Identification Number)

  1336 Enterprise Drive, West Chester, Pennsylvania  19380
  --------------------------------------------------------
     (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:(610) 696-830

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

                         Yes  X     No


          The number of outstanding shares of the Registrant's Common Stock, no par value per share, on June 11, 1997 was 7,859,769.





                   CFM TECHNOLOGIES, INC.

                            INDEX

               PART 1.  FINANCIAL INFORMATION


    Item 1. Consolidated Financial Statements:

                Condensed Consolidated Balance Sheets (unaudited)
                April 30, 1997 and October 31, 1996 ........................ 3

                Condensed  Consolidated Statements of Income(unaudited)
                Three and Six months ended April 30, 1997 and 1996 ......... 5

                Condensed  Consolidated Statements of Cash Flows(unaudited)
                Six months ended April  30, 1997 and 1996 ................   6

                Notes to Condensed  Consolidated Financial Statements  ....  7

    Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations ......................................   8


                 PART II.  OTHER INFORMATION


    Item 6. Exhibits and Reports on Form 8-K .............................  12

            Signatures ...................................................   13

            Exhibit Index ................................................   14




PART 1.     FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements


CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)
                                                                   April 30,      October 31,
                                                                     1997           1996
                                                       										----------      -----------
ASSETS
CURRENT ASSETS:

   Cash and cash equivalents ..................................   $   46,612      $    9,308
   Short-term investments .....................................       10,064           2,946
   Accounts receivable ........................................       23,309          15,090
   Inventories ................................................       10,932           8,047
   Prepaid expenses and other .................................          350             362
   Deferred income taxes ......................................        1,053             641
                                                       											----------     -----------
      Total current assets ....................................       92,320          36,394
                                                       											----------     -----------

PROPERTY, PLANT AND EQUIPMENT:
   Land .......................................................          540             540
   Building and improvements ..................................        3,569           3,180
   Machinery and equipment ....................................        5,867           4,075
   Furniture and fixtures .....................................        1,231             934
                                                        										----------     -----------
                                                                      11,207           8,729
   Less - Accumulated depreciation and amortization ...........       (2,168)         (1,268)
                                                                		----------     -----------
      Net property, plant and equipment .......................        9,039           7,461
                                					                       						----------     -----------

OTHER ASSETS:
   Patents, net of accumulated amortization of $89 and $76 ....          278             266
   Other ......................................................           99             130
                                                               			----------     -----------
      Total other assets ......................................          377             396
  								                                                     			----------     -----------
                                                                   $ 101,736       $  44,251
                                                       											==========      ==========




CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

                                                                           April 30,     October 31,
                                                                              1997           1996
                                                             												  -----------	   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABIlTIES:
   Current portion of long-term debt ...................................   $       605    $        489
   Accounts payable ....................................................         5,392           4,211
   Accrued expenses ....................................................         6,725           4,147
   Customer deposits ...................................................            21              22
                                                              									     ----------	    -----------
      Total current liabilities ........................................        12,743           8,869
                                                          									  			    ----------	    -----------

LONG-TERM DEBT .........................................................         2,887           2,525
                                                          									  			    ----------	    -----------
DEFERRED INCOME TAXES ..................................................           216             146
                                                          									  			    ----------	    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value; 1,000,000 authorized shares; no shares
       issued or outstanding ...........................................		-		    -
   Common stock, no par value; 30,000,000 authorized shares; 7,848,769
      and 6,052,924 shares issued and outstanding ......................        79,693          29,592
   Deferred Compensation ...............................................          (276)		           -
   Retained earnings ...................................................         6,473           3,119
                                                          									  			    ----------	    -----------
      Total shareholders' equity .......................................        85,890          32,711
                                                          									  			    ----------  	  -----------
                                                                              $101,736       $  44,251
                                                          									  			    ==========	    ===========



CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

                                                  Three Months Ended        Six Months Ended
                                                       April 30,               April 30,
                                        								  -------------------       ------------------
                                                      1997       1996         1997        1996

NET SALES .......................................   $20,148   $10,086        $34,940   $19,697
COST OF SALES ...................................    10,774     5,082         18,742    10,637
                                        								    -------  -------	        -------   -------
       Gross profit .............................     9,374     5,004         16,198     9,060
                                        								    -------   -------	       -------   -------

OPERATING EXPENSES:
   Research, development and engineering ........     2,216     1,046          4,197     2,092
   Seling, general and administrative ...........     4,850     2,854          7,706     4,675
                                        								    -------   -------	       -------   -------
       Total operating expenses .................     7,066     3,900         11,903     6,767
                                        								    -------   -------	       -------   -------

       Operating income .........................     2,308     1,104          4,295     2,293

INTEREST (INCOME) EXPENSE, NET ..................      (616)      143           (711)      215
                                        								    -------   -------	       -------   -------
       Income before income taxes ...............     2,924       961          5,006     2,078

INCOME TAXES ....................................       944       336          1,652       727
                                        								    -------   -------	       -------   -------
NET INCOME ......................................   $ 1,980    $  625        $ 3,354   $ 1,351
                                        								    =======   =======	       =======   =======

NET INCOME PER SHARE ............................   $  0.25    $ 0.16         $ 0.47   $  0.34
                                        								    =======   =======	       =======   =======
WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES ............................     7,964     3,994          7,174     3,994
                                        								    =======   =======	       =======   =======




CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)
                                                                       Six Months Ended
                                                                           April 30,
                                                       											 -----------------------
                                                                       1997           1996
                                                       											  -------        -------
OPERATING ACTIVITIES:
   Net income                                                       $ 3,354        $ 1,351
   Adjustments to reconcile net income to net cash
     used in operating activities -
      Depreciation and amortization ..............................      913            245
      Deferred compensation ......................................       41
      Deferred income tax benefit ................................     (342)           (61)
      (Increase) decrease in -
         Accounts receivable .....................................   (8,219)        (4,226)
         Inventories .............................................   (2,885)        (1,690)
         Prepaid expenses and other current assets ...............       12           (119)
         Other assets ............................................        6           (397)
      Increase (decrease) in -
         Accounts payable ........................................    1,181            914
         Accrued expenses ........................................    2,578          1,115
         Customer deposits .......................................       (1)           (87)
                                                       											  -------        -------
             Net cash used in operating activities ...............   (3,362)        (2,955)
                                                       											  -------        -------

INVESTING ACTIVITIES:
   Purchases of short-term investments ...........................  (74,173)            -
   Proceeds from short-term investments ..........................   67,055             -
   Purchases of property, plant and equipment ....................   (1,728)        (1,786)
                                                       											  -------        -------
             Net cash used in investing activities ...............   (8,846)        (1,786)
                                                       											  -------        -------

FINANCING ACTIVITIES:
   Payments on long-term debt ....................................     272)           (268)
   Net borrowings on line of credit  .............................      -            5,250
   Proceeds from sale of common stock, net   .....................   49,288             -
   Proceeds from exercise of stock options .......................      157             -
   Tax benefits from exercise of stock options ...................      339             -
                                                       											  -------        -------
             Net cash provided by financing activities ...........   49,512          4,982
                                                       											  -------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............   37,304            241
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................    9,308            408
                                                       											  -------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................  $46,612         $  649
                                                      											  ========        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest expense ................................  $   136         $  176
   Cash received for interest income .............................      576              1
   Cash paid for income taxes ....................................    1,072          1,117
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Machinery acquired under capital leases .......................  $   750          $ 560





           CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS


       (1) Basis of Presentation:

          The condensed consolidated financial statements included herein have been prepared by CFM Technologies, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered.
       These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

       (2) Follow-on Public Offering of Common Stock:

          The Company consummated a follow-on public offering on February 19, 1997. The net proceeds from the offering of 1,750,500 shares of common stock were approximately $49,000,000.

       (3) Accounts Receivable:

                                             April 30,  October 31,
                                               1997        1996
                                           -----------  -----------
             Billed .....................  $11,585,000  $10,558,000
             Unbilled ...................   11,724,000    4,532,000
                                           -----------  -----------
                                           $23,309,000  $15,090,000
                                           ===========  ===========

         Unbilled receivables represent final retainage amounts to be billed upon completion of the installation process.



        (4) Inventories:

                                             April 30,  October 31,
                                                1997         1996
                                           -----------   ----------
             Raw materials ..............  $ 6,091,000   $4,267,000
             Work in Progress ...........    4,841,000    3,780,000
                                           -----------   ----------
                                           $10,932,000   $8,047,000
                                           ===========   ==========

       (5) Earnings Per Share (EPS):

              In February 1997, the Financial Accounting
       Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the EPS calculation by replacing primary EPS with basic EPS and replacing fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options.
       Early application is prohibited, although footnote disclosure of pro forma EPS amounts are required. Pro forma basic EPS and diluted EPS would have been $0.27 and $0.25, respectively, for the three months ended April 30, 1997 and $0.50 and $0.47, respectively, for the six months ended April 30, 1997. Pro forma basic and diluted EPS would have been $0.16 and $0.16 for the three months ended April 30, 1996 and $0.36 and $0.34 for the six months ended April 30, 1997, respectively.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF

        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    CFM designs, manufactures and markets advanced wet processing equipment for sale to the worldwide semiconductor and flat panel display ("FPD") manufacturing industries. The Company was founded in 1984 and began commercial operations in 1990 following a period of technology and product development, during which time the Company's patented Full-Flow enclosed processing and Direct-Displace drying technologies were developed.

    The Company has derived substantially all of its revenues from the sale of a relatively small number of its systems, which range in price from approximately $1.0 million to $2.7 million. The Company sells its systems worldwide and records a significant portion of its sales to customers outside the United States. The Company's international sales have occurred in Europe, Korea, Japan, Taiwan and Israel. The Company anticipates that international sales will continue to account for a significant portion of net sales, although the percentage of international sales is expected to fluctuate from period to period.

Results of Operations

    The following table sets forth certain financial data for the periods indicated, expressed as a percentage of net sales.

                               Three Months  Ended    Six Months Ended
                                    April 30,             April 30,
                               -----------------     -----------------
                                1997       1996      1997        1996
                               ------     ------     ------     ------
Net sales                      100.0%     100.0%     100.0%     100.0%
Gross margin                    46.5%      49.6%      46.4%      46.0%
Research, development and
   engineering                  11.0%      10.4%      12.0%      10.6%
Selling, general and
   administrative               24.1%      28.3%      22.1%      23.7%

Income from operations          11.5%      10.9%      12.3%      11.6%
Income before income taxes      14.5%      9.5%       14.3%      10.5%
Net income                        9.8%     6.2%       9.6%        6.9%



    Net Sales. Net sales for the three month period ended April 30, 1997 of $20.1 million increased 99.8% from $10.1 million in the second quarter of fiscal 1996. This increase resulted primarily from increased acceptance of the Company's Full-Flow(TM) systems by the semiconductor industry as shipments were made to customers equipping expanded, improved or new facilities. For the six months ended April 30, 1997, net sales of $34.9 million increased 77.4% from $19.7 million during the six months ended April 31, 1996. International sales represented 62.9% and 52.1% of total net sales in the three months ended April 30, 1997 and 1996, respectively. International sales during the second quarter of fiscal 1997 represented approximately the same proportion of total sales as was the case during the full 1996 fiscal year and the first quarter of fiscal 1997. Because of continuing expansion of its international marketing efforts the Company expects international sales to continue to represent a significant portion of its net sales. International orders accounted for approximately 82% of the Company's backlog at April 30, 1997.

    Gross Profit. Gross profit as a percentage of net sales decreased from 49.6% in the three month period ended April 30, 1996 to 46.5% for the same period in fiscal 1997, but increased from the 46.1% reported in the first quarter of fiscal 1997. The gross margin reported in the second quarter of fiscal 1997 declined over the same period in fiscal 1996 due to aggressive pricing decisions made by the Company as part of its market penetration strategy. During the first half of fiscal 1997, gross margins increased to 46.4% from 46.0% reported for the first half of fiscal 1996 and reflect improvements in manufacturing productivity and labor efficiency coupled with continuing material cost reductions. These improvements in manufacturing productivity more than offset the impact of the Company's aggressive pricing strategy. Management anticipates that continuing improvements in manufacturing productivity and aggressive pricing will impact gross margins for the remainder of the 1997 fiscal year. The Company's gross margins have varied significantly from quarter to quarter and will continue to be affected by a variety of factors, including the mix and average selling prices of systems, sales of Original Equipment Manufacturers ("OEM") automation equipment which yield relatively lower gross margins and costs associated with new system introductions and enhancements.

    Research, Development and Engineering. Research, development and engineering expenses for the quarter ended April 30, 1997 increased by 111.9 % to $2.2 million from $1.0 million recorded in the same period during fiscal 1996. Expenses for the six months ended April 30, 1997 increased by 100.6% to $4.2 million, or 12.0% of net sales, from $2.1 million, or 10.6% of net sales, for the corresponding period during fiscal 1996. Continued heavy investment in FPD tool development, advanced automation integration, work on expanding current system functionality and adoption of a new software platform accounted for a major portion of these costs during the second quarter. The Company anticipates further increases in spending in support of research, development and engineering as new, larger FPD platforms are introduced, 300mm semiconductor platform development continues and new processes are developed for existing and new equipment.

    Selling, General and Administrative. Selling, general and administrative expenses increased from $2.9 million or 28.3% of net sales in the quarter ended April 30, 1996 to $4.9 million or 24.1% of net sales in the quarter ended April 30, 1997. Sales for both the second quarter of both fiscal 1996 and 1997 were predominantly into East Asia where commission expenses are significantly higher than on sales into Europe or the United States. For the six months ended April 30, 1997, selling, general and administrative expenses increased to $7.7 million, or 22.1% of net sales, from $4.7 million, or 23.7% of net sales, for the six months ended April 30, 1996. During the first half of fiscal 1997, the Company increased the number of Company employees assigned to direct selling activities by approximately 70%. The Company believes that selling, general and administrative expenses, including legal expenses related to certain patent litigation, personnel and sales and support expenses in connection with the Company's efforts to increase its net sales, and commission expenses due to increased sales to East Asia will continue to increase in the remainder of fiscal 1997 and beyond.

    Interest Expense. Interest expense, net of interest income, of $143,000 in the quarter ended April 30, 1996 was supplanted by interest income, net of interest expense, of $616,000 in the quarter ended April 30, 1997. Interest expense, net of interest income, for the six months ended April 30, 1996 of $215,000 was supplanted by interest income, net of interest expense, of $711,000
during the corresponding  period of fiscal 1997.   The net interest
income recorded during fiscal 1997 was the result of interest income earned by the Company from investment of funds not immediately needed to support the Company's operations which funds were raised in the Company's initial public offering completed on June 18, 1996 and in a follow-on public offering completed on February 19, 1997. The Company anticipates that the investment of these funds will continue to generate interest income, net of interest expense, during the remainder of fiscal 1997.

    Income Taxes. The Company provided for income taxes during the quarter ended April 30, 1997 at a rate which caused the Company's effective tax rate for the first half of fiscal 1997 to be 33.0%. This rate is lower than the 34.0% effective rate for fiscal 1996 because of the favorable impact of tax credits generated by the Company's increased spending on Research, Development and Engineering expenses and tax benefits from the Company's tax planning related to increased international sales.

Backlog

    As of April 30, 1997, the Company's backlog of orders was $25.3 million, compared to $15.7 million as of April 30, 1996. The majority of these orders were received during the preceding six month period and are anticipated to ship within the coming six month period. During fiscal 1996, the Company experienced two order cancellation events and a general decrease in the lead times following order placement by customers. During the second quarter of fiscal 1997, orders from East Asia accounted for 46% of total orders, with the balance coming from the U.S. (32%) and Europe (22%). All of the orders received during the second quarter of fiscal 1997 were for semiconductor production equipment. Ending order backlog at April 30, 1997 represents approximately 64% FPD systems and 36% semiconductor systems with 72% due to be shipped to East Asia and the balance to Europe (18%) and the U.S. (10%). It has been the experience of the Company that neither reported backlog at a particular date nor the pattern of receipt of orders is necessarily indicative of shipments during any particular future period.

Liquidity and Capital Resources

    At April 30, 1997, the Company had $46.6 million in cash and cash equivalents, $10.1 million in short-term investments and $79.6 million in working capital. At October 31, 1996 the Company had $9.3 million in cash and cash equivalents, $2.9 million in short-term investments and $27.5 million in working capital. The increase in cash, cash equivalents and short-term investments is a result of the proceeds from a follow-on public offering completed on February 19, 1997 which raised approximately $49.0 million, net of expenses of approximately $0.6 million.

    Approximately $3.4 million was used in operating activities during the six months ended April 30, 1997, as compared with $3.0 million used in operating activities during the six months ended April 30, 1996. Accounts receivable increased by $8.2 million during the first six months of fiscal 1997 and inventories increased by $2.9 million. Acquisitions of property, plant and equipment were $1.7 million for the first six months of fiscal 1997 and $2.3 million for the first six months of fiscal 1996. Fiscal 1997 acquisitions included equipment for use in customer and employee training and information systems in support of improved engineering design infrastructure. Expenditures during the first half of fiscal 1996 were primarily related to facility improvements and the establishment of the Company's applications laboratory.

    During the quarter ended April 30, 1997, the Company relocated a portion of its manufacturing operations into approximately 14,000 sq. ft. of additional, leased manufacturing space in order to provide increased production capacity. The Company believes that, subject to product mix, present manufacturing capacity will support annual net sales of approximately $120 million. Active planning is currently underway to add additional manufacturing capacity during 1998.

    The Company has a relationship with a commercial bank which includes a mortgage on the Company's manufacturing facility in the amount of $.9 million and a $7.5 million revolving demand line of credit. The mortgage bears interest at an annual rate of 8.9%. During the quarter ended January 31, 1997, the line of credit became unsecured and interest on any outstanding balance was reduced to an interest rate equal to the bank's overnight borrowing rate plus 1/4 percent. As of April 30, 1997, no balance was outstanding under the Company's line of credit.

    The Company had outstanding accounts receivable of approximately $15.1 million and $23.3 million as of October 31, 1996 and April 30, 1997, respectively. The Company sells its systems under terms which delay billing for a portion of each sale until the completion of certain events related to installation and process validation. These unbilled amounts have increased from $4.5 million at October 31, 1996 to $11.7 million at April 30,
1997. This increase is a result of an increase in the level of sales activity and the granting of extended billing terms on certain sales. No allowance for doubtful accounts receivable has been recorded because the Company believes that all such accounts receivable are fully realizable.

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

Litigation

    The Company has filed complaints alleging infringement and contributory infringement of one or more of its patents in Chancery court in Delaware, naming two competitors and certain users of equipment manufactured and sold by those parties. The complaints seek compensatory damages in unspecified amounts and costs and expenses relating to the complaints, including reasonable attorneys' fees. The Company has been notified that an action was filed against it by another competitor in the United States District Court for the Northern District of California, San Jose Division seeking declaratory judgment of patent noninfringement and invalidity of one of the Company's patents. The Company has been prosecuting these lawsuits vigorously and intends to continue to vigorously prosecute and defend such actions with regard to these litigants and any other parties whose actions may threaten to expropriate the intellectual property of the Company.





       PART II.  OTHER INFORMATION


       ITEM 5.  OTHER INFORMATION

               Registrant filed a report on Form 8-A on April 25, 1997 announcing the adoption of a shareholders rights plan.


       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

             4    Form of Common Stock Certificate
            10.1  Amended and Restated CFM Technologies, Inc. 1995
                  Incentive Plan
            10.2  Amended and Restated CFM Technologies, Inc. Non-Employee
                     Directors' Option Plan
            11    Statement re: computation of earnings per common share
            27    Financial Data Schedule


          (b)   Reports on Form 8-K

              Registrant filed a current report on Form
               8-K on April 25, 1997 with respect to the filing of a stockholders' rights plan.






                         SIGNATURES


     Pursuant to the requirements of the Securities
 Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Dated:  June 12, 1997



                                 CFM Technologies, Inc.
                                            (Registrant)


                              By:  \s\ Roger A. Carolin
                                Roger A. Carolin
                                Chief Executive Officer



                              By:  \s\ Lorin J. Randall
                                Lorin J. Randall
                                Chief Financial Officer





                        EXHIBIT INDEX



          Exhibit

           4   Form of Common Stock Certificate.

          10.1 Amended and Restated CFM Technologies,
               Inc. 1995 Incentive Plan.

          10.2 Amended and Restated CFM Technologies,
               Inc. Non-Employee Directors' Option Plan.

          11   Statement re: computation of per share
               earnings.

          27   Financial Data Schedule.