Form 10-Q
period 1997-07-31
CFM TECHNOLOGIES INC
filed 1997-09-12
CIK 849323

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q
(Mark One) [ X ]     Quarterly  Report pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934 for the quarterly
                     period ended July 31, 1997.
                                  or
           [   ]    Transition Report pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934
                    For the transition period from _________ to __________

                         Commission File No. 0-27498

                     CFM Technologies, Inc.
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Pennsylvania                           23-2786977
-------------------------------           ----------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)            Identification Number)

  1336 Enterprise Drive, West Chester, Pennsylvania  19380
  --------------------------------------------------------
     (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code:
     ---------------------------------------------------
                       (610) 696-8300

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

                         Yes  X     No


          The number of outstanding shares of the Registrant's Common Stock, no par value per share, on September 8, 1997 was 7,890,029.



                   CFM TECHNOLOGIES, INC.

                            INDEX

               PART 1.  FINANCIAL INFORMATION


    Item 1. Condensed Consolidated Financial Statements:

    Condensed Consolidated Balance Sheets (unaudited)
    July 31, 1997 and October 31, 1996  ......................  3

    Condensed  Consolidated Statements of Income (unaudited)
    Three and Nine months ended July 31, 1997 and 1996 .......  5

    Condensed  Consolidated Statements of Cash Flows (unaudited)
    Six months ended July  31, 1997 and 1996  ................  6

    Notes to Condensed  Consolidated Financial Statements ....  7

    Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations  .........................  8


                 PART II.  OTHER INFORMATION


    Item 6. Exhibits and Reports on Form 8-K ................  12

            Signatures  .....................................  13

            Exhibit Index  ..................................  14



PART 1.     FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements


                          CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (In thousands)
                                      (unaudited)
                                                                    July 31,      October 31,
                                                                      1997           1996
                                                                  ------------   ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..................................   $    33,540    $      9,308
   Short-term investments .....................................        17,296           2,946
   Accounts receivable ........................................        30,816          15,090
   Inventories ................................................        14,543           8,047
   Prepaid expenses and other .................................           377             362
   Deferred income taxes ......................................         1,444             641
                                                                  ------------   ------------
      Total current assets ....................................        98,016          36,394
                                                                  ------------   ------------

PROPERTY, PLANT AND EQUIPMENT:
   Land .......................................................           540            540
   Building and improvements ..................................         3,646          3,180
   Machinery and equipment ....................................         7,031          4,075
   Furniture and fixtures .....................................         1,287            934
                                                                  ------------   ------------
                                                                       12,504          8,729
   Less - Accumulated depreciation and amortization ...........        (2,952)        (1,268)
                                                                  ------------   ------------
      Net property, plant and equipment .......................         9,552          7,461
                                                                  ------------   ------------

OTHER ASSETS:
   Patents, net of accumulated amortization of $93 and $76 ....           302            266
   Other ......................................................           155            130
                                                                  ------------   ------------
      Total other assets ......................................           457            396
                                                                  ------------   ------------
                                                                  $   108,025    $    44,251
                                                                  ============   ============




                    CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (unaudited)
                                                                            July 31,      October 31,
                                                                              1997           1996
                                                                           -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABIlTIES:
   Current portion of long-term debt ...................................   $      620     $      489
   Accounts payable ....................................................        5,347          4,211
   Accrued expenses ....................................................       10,005          4,147
   Customer deposits ...................................................          199
                                                                           -----------    -----------
      Total current liabilities ........................................       16,171          8,869
                                                                           -----------    -----------

LONG-TERM DEBT .........................................................        2,731          2,525
                                                                           -----------    -----------
DEFERRED INCOME TAXES ..................................................          281            146
                                                                           -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value; 1,000,000 authorized shares; no shares issued or outstanding ...........................................
   Common stock, no par value; 30,000,000 authorized shares; 7,885,029
      and 6,052,924 shares issued and outstanding ......................       80,243         29,592
   Deferred compensation ...............................................         (255)
   Retained earnings ...................................................        8,854          3,119
                                                                           -----------    -----------
      Total shareholders' equity .......................................       88,842         32,711
                                                                           -----------    -----------
                                                                           $  108,025     $   44,251
                                                                           ===========    ===========

<TABLE/>




                            CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (In thousands, except per share data)
                                        (unaudited)

                                                            Three Months Ended       Nine Months Ended
                                                                July 31,                 July 31,
                                                    --------------------------   ---------------------------
                                                          1997          1996           1997           1996
                                                    ------------  ------------   ------------   ------------

NET SALES .......................................   $    22,914   $    11,096    $    57,854    $    30,793
COST OF SALES ...................................        11,973         5,841         30,715         16,478
                                                    ------------  ------------   ------------   ------------
       Gross profit .............................        10,941         5,255         27,139         14,315
                                                    ------------  ------------   ------------   ------------

OPERATING EXPENSES:
   Research, development and engineering ........         2,468           881          6,665          2,973
   Seling, general and administrative ...........         5,920         3,366         13,626          8,041
                                                    ------------  ------------   ------------   ------------
       Total operating expenses .................         8,388         4,247         20,291         11,014
                                                    ------------  ------------   ------------   ------------
       Operating income .........................         2,553         1,008          6,848          3,301

INTEREST (INCOME) EXPENSE, NET ..................          (634)           34         (1,345)           249
                                                    ------------  ------------   ------------   ------------
       Income before income taxes ...............         3,187           974          8,193          3,052

INCOME TAXES ....................................           806           341          2,458          1,068
                                                    ------------  ------------   ------------   ------------
NET INCOME ......................................   $     2,381   $       633    $     5,735    $     1,984
                                                    ============  ============   ============   ============

NET INCOME PER SHARE ............................   $      0.28   $      0.13    $      0.76    $      0.46
                                                    ============  ============   ============   ============

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES ............................         8,354         5,016          7,570          4,339
                                                    ============  ============   ============   ============

<TABLE/>



                          CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In thousands)
                                        (unaudited)
                                                                   Nine Months Ended
                                                                        July 31,
                                                             ---------------------------
                                                                 1997           1996
                                                             ------------    -----------

OPERATING ACTIVITIES:
   Net income                                                $     5,735     $     1,984
   Adjustments to reconcile net income to net cash
     used in operating activities -
      Depreciation and amortization ........................       1,697             509
      Deferred compensation ................................          62
      Deferred income tax benefit ..........................        (668)           (329)
      (Increase) decrease in -
         Accounts receivable ...............................     (15,726)         (6,752)
         Inventories .......................................      (6,496)         (3,770)
         Prepaid expenses and other current assets .........         (15)            (42)
         Other assets ......................................         (73)            (31)
      Increase (decrease) in -
         Accounts payable ..................................       1,136           1,423
         Accrued expenses ..................................       5,858           1,981
         Customer deposits .................................         177             (53)
                                                             ------------    ------------
             Net cash used in operating activities .........      (8,313)         (5,080)
                                                             ------------    ------------

INVESTING ACTIVITIES:
   Purchases of short-term investments .....................    (125,397)
   Proceeds from short-term investments ....................     111,047
   Purchases of property, plant and equipment ..............      (3,025)         (2,204)
                                                             ------------    ------------
             Net cash used in investing activities .........     (17,375)         (2,204)
                                                             ------------    ------------

FINANCING ACTIVITIES:
   Payments on long-term debt ..............................        (413)         (1,462)
   Proceeds from sale of common stock, net   ...............      49,288          20,023
   Proceeds from exercise of stock options .................         427
   Tax benefits from exercise of stock options .............         619
             Net cash provided by financing activities .....      49,921          18,561
                                                             ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..................      24,233          11,277
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............       9,308             408
                                                             ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................... $    33,541       $  11,685
                                                             ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest expense ..........................  $        202   $       370
   Cash received for interest income .......................         1,331            18
   Cash paid for income taxes ..............................         1,647         1,449
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Machinery acquired under capital leases .................  $        750   $       976

<TABLE/>



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

       (3) Accounts Receivable:

                                            July 31,    October 31,
                                              1997         1996
                                           -----------  -----------
             Billed .....................  $20,451,000  $10,558,000
             Unbilled ...................   10,365,000    4,532,000
                                           -----------  -----------
                                           $30,816,000  $15,090,000
                                           ===========  ===========

         Unbilled receivables represent final retainage amounts to be billed upon completion of the installation process.



        (4) Inventories:

                                              July 31,   October 31,
                                               1997         1996
                                            ----------   ----------
             Raw materials ..............   $8,495,000   $4,267,000
             Work in progress............    6,048,000    3,780,000
                                           -----------   ----------
                                           $14,543,000   $8,047,000
                                           ===========   ==========
       (5) Earnings Per Share (EPS):

              In February 1997, the Financial Accounting
       Standards Board ("FASB") issued Statement of Financial
       Accounting Standards ("SFAS") No. 128, "Earnings per
       Share", which the Company is required to adopt for both interim and annual periods ending after December 15, 1997.
       SFAS No. 128 simplifies the EPS calculation by replacing primary EPS with basic EPS and replacing fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options.
       Early application is prohibited, although footnote disclosure of pro forma EPS amounts are required. Pro forma basic EPS and diluted EPS would have been $0.30 and $0.28, respectively, for the three months ended July 31, 1997 and $0.80 and $0.76, respectively, for the nine months ended July 31, 1997. Pro forma basic EPS and diluted
       EPS would have been $0.13 and $0.13, respectively for the three months ended July 31, 1996 and $0.47 and $0.46, respectively, for the nine months ended July 31, 1996, respectively.




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

Results of Operations

    The following table sets forth certain financial data for the periods indicated, expressed as a percentage of net sales:

                                 Three Months          Nine Months
                                     Ended                Ended
                                    July 31,             July 31,
                             -------------------    ------------------
                                1997       1996       1997       1996
                               ------     ------     ------     ------
Net sales                      100.0%     100.0%     100.0%     100.0%
Gross profit                    47.7%      47.4%      46.9%      46.5%
Research, development and
engineering                     10.8%       7.9%      11.5%       9.7%
Selling, general and
administrative                  25.8%      30.3%      23.6%      26.1%
Income from operations          11.1%       9.1%      11.8%      10.7%
Income before income taxes      13.9%       8.8%      14.2%       9.9%
Net income                      10.4%       5.7%       9.9%       6.4%

    Net Sales. Net sales for the three month period ended July 31, 1997 of $22.9 million increased 106.5% from $11.1 million in the third quarter of fiscal 1996. This increase resulted primarily from deliveries of Full-Flow systems for use in flat panel manufacturing. For the first three quarters of fiscal 1997 net sales of $57.9 million increased 87.9% from $30.8 million during the first three quarters of fiscal 1996.
International sales represented 64.1% and 70.1% of total net sales in the three months ended July 31, 1997 and 1996, respectively.
International sales continue to represent approximately two-thirds of total net sales, as was the case during the full 1996 fiscal year and the first half of fiscal 1997. Because of continuing international marketing efforts, the Company expects international sales to represent a significant portion of its future net sales.
International orders accounted for approximately 66% of the Company's backlog at July 31, 1997.

    Gross Profit. Gross profit as a percentage of net sales increased from 47.4% in the three month period ended July 31, 1996 to 47.7% for the same period in fiscal 1997. Gross profit for the third quarter also increased from the 46.5% reported in the second quarter of fiscal 1997. During the first three quarters of fiscal
1997, gross profits increased to 46.9% from 46.5% reported for the first three quarters of fiscal 1996 and reflect improvements in manufacturing productivity, labor efficiency and continuing material cost reductions. The Company's gross profits have varied significantly from quarter to quarter and will continue to be affected by a variety of factors, including the geographic mix and average selling prices of systems, sales of Original Equipement
Manufacturer ("OEM") automation and other equipment which yield relatively lower gross profits and costs associated with new system introductions and enhancements.

    Research, Development and Engineering. Research, development and engineering expenses for the quarter ended July 31, 1997 increased by 180.1 % to $2.5 million from $0.9 million recorded in the same period during fiscal 1996. Expenses for the nine months ended July 31, 1997 increased by 124.2% to $6.7 million, or 11.5% of net sales, from $3.0 million, or 9.7% of net sales, for the corresponding period during fiscal 1996. Production release of new
Flat Panel Display ("FPD") Full Flow tools, 300mm platform development, advanced automation integration and expansion of current system functionality accounted for a major portion of these costs during the quarter. The Company anticipates further increases in spending in support of research, development and engineering as the Company's 300mm semiconductor platform moves toward production release, increased productivity developments enter the testing phase and new processes are developed for existing and new equipment.

    Selling, General and Administrative. Selling, general and administrative expenses increased from $3.4 million or 30.3% of net sales in the quarter ended July 31, 1996 to $5.9 million or 25.8% of net sales in the quarter ended July 31, 1997. Such expenses decreased as a percentage of net sales to 25.% for the quarter ended July 31, 1997 from 30.3% fro the quarter ended July 31, 1996. A significant portion of total net sales for both the third quarter of fiscal 1996 and 1997 were made into East Asia where commission expenses are higher than on sales into Europe or the United States. For the nine months ended July 31, 1997, selling, general and administrative expenses increased to $13.6 million, or 23.6% of net sales, from $8.0 million, or 26.1% of net sales, for the nine months ended July 31, 1996. Such expenses decreased as a percentage of net sales to 23.6% for the quarter ended July 31, 1997 from 86.1% for the quarter ended July 31, 1996. The Company believes that selling, general and administrative expenses, including legal expenses related to certain patent litigation currently scheduled for trial during the first half of fiscal 1998, personnel, sales and support expenses in connection with the Company's efforts to increase its net sales, and commission expenses due to sales to East Asia will continue to increase throughout fiscal 1997 and beyond.

    Interest Expense. Interest expense, net of interest income, was $34,000 in the quarter ended July 31, 1996 while interest income, net of interest expense was $633,000 in the quarter ended
July 31, 1997. Interest expense, net of interest income, was $249,000 for the three quarters ended July 31, 1996 while interest income, net of interest expense was $1,344,000 for the three quarters ended July 31, 1997. The net interest income recorded during fiscal 1997 was the result of interest income earned by the Company from investment of funds not immediately needed to support the Company's operations. The Company anticipates that the investment of such funds will continue to generate interest income, net of interest expense, during the remainder of fiscal 1997.

    Income Taxes. The Company provided for income taxes during the quarter ended July 31, 1997 at a rate which caused the Company's effective tax rate for the first three quarters of fiscal 1997 to be 30.0%. This rate is lower than the 34.0% effective rate for fiscal 1996 because of the favorable impact of increased export sales recorded by the Company's Foreign Sales Corporation and from tax credits generated by the Company's increased spending on Research Development and Engineering.

Backlog

    As of July 31, 1997, the Company's backlog of orders was $17.1 million, compared to $17.2 million as of July 31, 1996. The
Company believes that the majority of these orders will ship during the fourth quarter of fiscal 1997. During the third quarter of fiscal 1997, orders from the U.S. accounted for 65% of total orders with the balance coming from East Asia (18%) and Europe (17%). All of the orders received during the third quarter of fiscal 1997 were for semiconductor production equipment. Ending order backlog at July 31, 1997 represents approximately 31% FPD systems and 69% semiconductor systems; with 45% of total backlog due to be shipped to East Asia and the balance to the U.S. (34%) and Europe (21%).
It has been the experience of the Company that neither reported backlog at a particular date nor the pattern of receipt of orders is necessarily indicative of shipments during any particular future period.

Liquidity and Capital Resources

    At July 31, 1997, the Company had $33.5 million in cash and cash equivalents, $17.3 million in short-term investments and $81.8 million in working capital. At October 31, 1996 the Company had $9.3 million in cash and cash equivalents, $2.9 million in short-term investments and $27.5 million in working capital. The increase in cash, cash equivalents and short-term investments is a result of the proceeds from a follow-on public offering completed on February 19, 1997 which raised approximately $49.0 million, net of expenses of approximately $0.6 million.

    Approximately $8.3 million was used in operating activities during the nine months ended July 31, 1997, as compared to $5.1 million during the nine months ended July 31, 1996. Accounts receivable increased by $15.7 million during the first nine months of fiscal 1997. While the majority of the increase in accounts receivable was the result of increased net sales, collection of certain accounts related to the sale of products has been delayed pending completeion of certain events related to installation and process validation. Management believes that such events will occur and that such accounts are fully realizable. During the first nine months of fiscal 1997 inventories increased by $6.5 million. This increase was due to the increase in net sales as well as to a management decision to increase geographically dispersed inventories of spare parts in order to improve delivery performance and increase customer satisfaction.
Acquisitions of property, plant and equipment were $3.8 million for the first nine months of fiscal 1997 and $3.2 million for the first nine months of fiscal 1996. Fiscal 1997 acquisitions included equipment for use in customer and employee training, improvements to the Company's applications laboratory and additions of metrology equipment to that facility and information systems in support of improved engineering design infrastructure. Expenditures during the first three quarters of fiscal 1996 were primarily related to facility improvements and the initial establishment of the Company's applications laboratory.

    During the third fiscal quarter, the Company entered into an agreement to lease a 60,000 square foot production facility and an 80,000 square foot office facility to be built for the Company in Exton, Pennsylvania. This operating lease has an initial minimum term of 20 years and minimum annual rental payments of $1,482,250 for each year of the initial term. Options to extend the term of the lease for a total of 9.5 additional years at minimum annual rental payments of not more than $1,518,037 and a subsequent additional
5.5 years at fair market value are included in the lease.
Occupancy will be late in fiscal 1998. Lease obligations on facilities which will be vacated following occupancy of these new facilities are either coterminous or, in the opinion of management, can be sublet without material added cost.

    The Company has a relationship with a commercial bank which includes a mortgage on the Company's manufacturing facility in the amount of $.9 million and a $7.5 million revolving demand line of credit. The mortgage bears interest at an annual rate of 8.9%.
During the quarter ended January 31, 1997, the line of credit became unsecured and interest on any outstanding balance was reduced to an interest rate equal to the bank's overnight borrowing rate plus 1/4 percent. As of July 30, 1997, no balance was outstanding undre the Company's line of credit.

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

Litigation

    The Company has filed complaints alleging infringement and contributory infringement of one or more of its patents in Chancellery court in Delaware, naming two competitors and certain users of equipment manufactured and sold by those parties The complaints seek compensatory damages in unspecified amounts and costs and expenses relating to the complaints, including reasonable attorneys' fees. Jury trials in these two matters have been scheduled for the first half of fiscal 1998. The Company has been notified that complaints related to a requested declaratory judgment of patent noninfringement and invalidity of one of the Company's patents in an action filed against it by another competitor in the United States District Court for the Northern
District of California, San Jose Division will be dismissed for lack of jurisdiction. The Company has been further notified that the competitor did not elect to file an amended complaint based upon the remaining claims and that such claims will be dismissed without prejudice to their being refiled at another time or place.
The Company has been prosecuting these lawsuits vigorously and intends to continue such actions with regard to these litigants and any other parties whose actions may threaten to expropriate the intellectual property of the Company.



       PART II.  OTHER INFORMATION


       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

              11   Statement re: computation of per share
                   earnings.

              27   Financial Data Schedule

           (b)   Reports on Form 8-K

              None.








                         SIGNATURES


     Pursuant to the requirements of the Securities
 Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Dated:  September 11, 1997



                                 CFM Technologies, Inc.
                                     (Registrant)


                              By: \s\Roger A. Carolin
                              ------------------------
                                Roger A. Carolin
                                Chief Executive Officer



                              By: : \s\Lorin J.Randall
                              ------------------------
                                Lorin J. Randall
                                Chief Financial Officer



                        EXHIBIT INDEX



          Exhibit

          11   Statement re: computation of per share
               earnings.

          27   Financial Data Schedule.

