Form 10-K
period 1997-10-31
CFM TECHNOLOGIES INC
filed 1998-01-28
CIK 849323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended OCTOBER 31, 1997.

                                      or

[   ]   Transition Report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 For the transition period from __________________ to ___________________

                           Commission File No. 0-27498

                             CFM TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                   PENNSYLVANIA                              23-2298698
                   ------------                              ----------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification Number)

       1336 ENTERPRISE DRIVE, WEST CHESTER, PENNSYLVANIA          19380
       -------------------------------------------------          -----
         (Address of principal executive offices)              (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 696-8300
                                                           --------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                 Title of Class

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

     The number of outstanding shares of the Registrant's Common Stock, no par value per share, on January 20, 1998 was 7,913,588. In making such calculation, Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the closing price of such stock on The Nasdaq Stock Market on January 20, 1998 of $17.4375) was approximately $108,282,000.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statements for the Annual Meeting of Shareholders to be held in March 1998 are incorporated herein by reference in Part III, Items 10,11,12 and 13.

                                TABLE OF CONTENTS

ITEM NO.                                                                   PAGE
--------                                                                   ----
                                    PART I

1.  Business ............................................................... 3
2.  Properties .............................................................29
3.  Legal Proceedings ......................................................30
4.  Submission of Matters to a Vote of Security Holders ....................30
    Executive Officers of the Registrant....................................31


                                   PART II

5.  Markets for Registrant's Common Equity and Related Stockholder
      Matters ..............................................................33
6.  Selected Financial Data ................................................34
7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations ................................................36
8.  Financial Statements and Supplementary Data ............................43
9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure .................................................43


                                   PART III

10.  Directors and Executive Officers of the Registrant ....................44
11.  Executive Compensation ................................................44
12.  Security Ownership of Certain Beneficial Owners and
       Management ..........................................................44
13.  Certain Relationships and Related Transactions.........................44


                                   PART IV

14.  Exhibits, Financial Statement Schedules and Reports
       on Form 8-K .........................................................45

Signatures ............................................................... F-23
Exhibits Index  .......................................................... E-1

                                     PART I

ITEM 1.  BUSINESS

     CFM Technologies, Inc. and subsidiaries ("CFM" or the "Company") designs, manufactures and markets advanced wet processing equipment for sale to the worldwide semiconductor and flat panel display ("FPD") industries. The Company believes that its patented Full-Flow(TM) enclosed processing and Direct-Displacement(TM) drying technologies enable it to provide wet processing systems that address a variety of limitations inherent in conventional systems, including wet benches and spray tools, resulting in significantly lower cost of ownership ("COO") for the Company's Full-Flow systems. The Company's customers include: GEC Plessey, LG International (America) and related entities ("LG"), Motorola, National Semiconductor, Samsung, SGS-Thomson, Siemens, Texas Instruments, Tower Semiconductor, and International Business Machines ("IBM").


INDUSTRY BACKGROUND

Market Overview

     Over the past two decades, increasing demand for integrated circuits ("ICs") has resulted primarily from the growth of the personal computer and data communication markets, as well as the emergence of new markets such as wireless communications, mobile computing and multimedia and the addition of microprocessor control to many common consumer products such as automobiles, kitchen appliances and audio/video equipment. In large part, this demand has been driven by the semiconductor industry's ability to provide increasingly more complex, higher performance ICs while steadily reducing the cost per function with lower power consumption. These improvements in the ratio of price to performance have been driven by advancements in semiconductor process technology, which have enabled the cost-effective production of high density ICs with linewidth below 0.5 micron.

     As demand for ICs has grown, semiconductor and FPD manufacturers have increased capacity by expanding and updating existing fabrication facilities ("fabs") and constructing new fabs. This expansion has historically exhibited strong cyclical characteristics, and continues to do so. For example, beginning in late 1995 and during 1996, many semiconductor manufacturers experienced a reduction in order growth and, in a few instances, a reduction in overall orders. These events caused certain semiconductor manufacturers to postpone or cancel equipment deliveries to previously planned expansion or new fab construction projects, providing evidence of the continuing cyclical nature of the industry. Demand for semiconductor devices stabilized early in 1997. Recent evidence of excess semiconductor device production capacity, especially in dynamic random access memory ("DRAM") chips, may mark another period of reduced demand for semiconductor capital equipment. However, according to VLSI Research Inc. ("VLSI"), the semiconductor capital equipment market has grown through these periodic cycles from an estimated $2.2 billion in 1980 to $37.6 billion in 1997.

     The increasing complexity of ICs has resulted in an increase in both the number and cost of process tools (such as steppers, etchers, furnaces and wet processors) required to manufacture semiconductors. In a typical fab in the 1980s, the cost of equipment represented approximately 50-55% of the total facility costs. Today, the total cost of an advanced fab can substantially exceed $1 billion, of which equipment costs can account for over 80%. Semiconductor manufacturers place great pressure on process equipment manufacturers to decrease the COO of their products. The principal elements of COO are yield, throughput, capital costs and direct costs. Yield is primarily determined by contamination levels and process uniformity. Throughput is primarily a function of the time required to complete a process cycle and the handling time between process steps. Capital costs include the cost of acquisition and installation of the process equipment. Direct costs primarily include consumables used in the manufacturing process and costs of cleanroom space occupied by the equipment. Semiconductor device manufacturers must also address environmental costs such as water usage and costs related to the control and disposal of chemical waste and emissions associated with operating a fab. Measuring and maintaining an acceptable level of COO becomes increasingly challenging as manufacturing processes become more complex and process tolerances narrow.

     The market for FPDs has grown significantly in recent years as the result of the increasing popularity of portable computers and other electronic devices which utilize screens and other types of displays to provide information in digital format and graphical displays, to the end user. As consumers demand increasingly smaller and lighter electronic devices with improved functionality, the demand for FPDs continues to increase due to inherent advantages over cathode ray tubes ("CRTs") with respect to size, weight and power consumption. As the cost of FPDs declines, the uses of FPDs are expected to increase. Computer applications accounted for over half of the total number of FPDs sold in 1995. According to Dataquest, Inc., a market research company, the overall market for FPDs is projected to increase from $4.7 billion in 1995 to $15.6 billion in 1998. Users of displays require high resolution which translates to increased device density on the back of the thin glass screen. In order to support the required device density and still allow substantial light transmission through the screen (brightness), significant reductions in feature size will be required. The Company believes that the superior etch uniformity and cleaning performance possible using a Full-Flow system may enable manufacturers to meet the combined goal of device density and brightness.


Wet Processing in Semiconductor Manufacturing

     The manufacture of semiconductors requires a large number of complex process steps during which layers of electrically insulating or conducting materials are created or deposited on the surface of a silicon wafer. Before and after many of these steps, it is necessary to clean, etch, strip or otherwise condition the surface of the wafer in order to remove unwanted material or surface contamination in preparation for a subsequent process step. SEMATECH, a consortium of semiconductor manufacturers, has estimated that over 300 fabrication steps are required to manufacture advanced logic ICs, and that approximately 55 of these steps are accomplished by wet processing.

     The following table identifies the typical wet processing steps in semiconductor manufacturing.

  CRITICAL CLEANING         CRITICAL ETCHING           PHOTORESIST STRIP
    APPLICATIONS              APPLICATIONS               APPLICATIONS
    ------------              ------------               ------------

Initial wafer clean       Silicon oxide etch       Aqueous chemistry resist
Pre-diffusion clean       Polysilicon etch           strip/post-ash clean
Pre-oxidation clean       Silicon nitride etch     Solvent chemistry resist
Pre-thin films                                       strip/post-ash clean
deposition clean                                     (back end)

Post-CMP clean
Solvent chemistry clean
  (back end)

     The above wet processing steps have traditionally been accomplished using wet benches and spray tools. Advanced wet benches utilize a succession of open chemical baths and extensive robotic automation to move wafers from one chemical or rinse bath to the next. Spray tools subject wafers to sequential spray applications of chemicals as the wafers are spun inside an enclosed chamber.

     Like semiconductors, FPDs are manufactured using numerous process steps, including photolithography, deposition, etching and cleaning. However, unlike semiconductor wafers, each of which may contain several hundred individual ICs, a single FPD substrate may contain a few as two laptop computer displays. Therefore, defects in the manufacturing process tend to have a much greater impact on FPD yields than on semiconductor yields.

     The Company believes that these conventional wet processing methods are subject to a number of inherent limitations, including:

     Particle Contamination. Submicron ICs and FPD substrates are extremely sensitive to small amounts of particle contamination which can result in poor device performance or even failure. As device geometries become smaller, the reduction of particle contamination has become an increasingly critical factor in maximizing yield. Open-bath wet benches are exposed to the cleanroom environment and therefore are susceptible to external contamination. Since particles tend to reside on the surfaces of liquids due to surface tension, the movement of wafers in and out of liquids can result in the transfer of particles to the wafer surfaces through a "skimming" effect. The tendency to add particles from air-liquid transitions is inherent in wet benches due to multiple immersions and withdrawals and in spray processing where each spray droplet striking the wafer surface can act as a separate miniature immersion and withdrawal.

     Watermark Defects and Native Oxide Growth. Both wet benches and spray tools subject the surface of wafers or substrates to repeated wetting and evaporative drying, creating watermark defects on the surface that can significantly impact device or FPD performance and interfere with subsequent process steps.

      Process Control Limitations. Process liquids in wet benches and spray tools are subject to evaporation and absorption of atmospheric gases. As a result, it is difficult to achieve precise repeatability of process results. Additionally, wafers and FPD substrates in a wet bench must be robotically transferred from bath to bath through the cleanroom atmosphere. This gap in processing during transport adds variability due to the effects of wafer and substrate exposure to the cleanroom atmosphere.

      Large Physical Size. The cost of cleanroom space is a significant component in the overall COO calculation for a specific piece of equipment. Wet benches configured for the multiple-step wet processes required by many manufacturers can be up to 30 feet in length. Increases in process complexity or in wafer or FPD substrate size will likely require even larger wet benches.

      Environmental Impact. Due to the large volume of the open baths which comprise a wet bench and the need for multiple wet processing steps to manufacture increasingly complex ICs, wet benches typically consume large quantities of water during processing. Water costs represent a significant portion of the total cost of cleaning. Additionally, in many wet bench processes, large amounts of chemicals are utilized. The open nature of the baths in a typical wet bench necessitates expensive ventilation and air filtration systems in order to remediate chemical fume emissions. As a result, municipalities and environmental authorities are increasingly concerned by water consumption and chemical fume emissions by fabs.

      Due to the continuing reduction of semiconductor device geometries and the escalating cost of leading edge fabs, the Company believes that semiconductor and FPD manufacturers are becoming increasingly sensitive to the foregoing limitations inherent in conventional wet processing methods.


THE CFM SOLUTION

     The Company's systems are based on its proprietary Full-Flow wet processing technology and are used to perform various cleaning, stripping and etching process steps in the manufacture of semiconductors and FPDs. In the Company's Full-Flow wet processing system, up to 150 wafers or 50 substrates automatically load into a fully-enclosed, flow-optimized vessel that has a lower fluid inlet and an upper fluid outlet. The Full-Flow system requires different vessel sizes depending upon whether wafers or FPD substrates are being processed. Once a selected process is begun, the vessel is completely filled with fluid at all times, with fluids flowing through the vessel one directly after another without exposing the wafers or substrates to air.

     The Company believes that its patented Full-Flow enclosed processing and Direct-Displacement drying technologies result in superior process performance and lower COO by offering the following advantages over conventional wet processing systems:

     Reduced Particle Contamination. Full-Flow processing takes place in a fully-enclosed processing vessel which isolates the wafers or substrates from the external cleanroom environment and associated contaminants. Additionally, particle contamination through particle skimming is substantially reduced. Since a Full-Flow system is capable of directly displacing one chemical or rinse step with the next without draining the vessel, it can eliminate the air-liquid interfaces (where particles tend to reside) that normally occur in wet benches and spray tools. The wafers or substrates are kept completely immersed in fluid until they are ready to be dried using the Company's patented in situ Direct-Displacement drying technology.

     Substantial Elimination of Watermark Defects and Native Oxide Growth. The formation of watermarks is substantially eliminated through the prevention of water evaporation from the wafer or substrate surface. Once the chemical treatment of the wafers or substrates is completed, drying is accomplished using CFM's patented Direct-Displacement drying technology. With this technique, the final rinse water is directly displaced with highly purified isopropyl alcohol ("IPA") vapor and substantially all water is forced off the surface of the wafer before it is exposed to an air environment. Additionally, native oxide growth is suppressed by degassifying the water immediately before it enters the vessel. Since the vessel itself is totally enclosed, the ultra pure water in the vessel is not able to absorb oxygen, carbon dioxide and other gases from the cleanroom environment. As a result, the gas content of the water at the surface of the wafers or substrates is much lower than that typically found in a wet bench or spray tool.

     Tight Process Control. Process precision and repeatability result in large part from the ability to control accurately the physical and chemical properties of the processing liquids as well as transitions between process steps. Full-Flow processing is performed in a completely enclosed vessel, thereby substantially reducing variability of the processing liquids such as water and chemical evaporation and absorption of atmospheric gases. Additionally, because one process liquid directly displaces the previous one, there is no exposure to the cleanroom atmosphere between process steps.

     Cleanroom Space Savings. The Full-Flow system has been designed to consume a minimum amount of cleanroom space. System support modules can be located outside the cleanroom and away from the vessel module. In many fabs, this means that these support modules can be located in the basement, further reducing the amount of square footage that is required on the main floor of the fab where space is at a premium. A dual vessel Full-Flow system capable of processing 150 8-inch wafers in each of two vessels requires only 13 linear feet of cleanroom wall space and no direct usage of cleanroom floor space when flush-mounted. This is significantly less than the space requirements of a wet bench with lesser processing capacity, which the Company believes can require up to 350 square feet of total cleanroom floor space and approximately 35 linear feet of cleanroom wall space.

     Environmental Advantages. The Company believes that the Full-Flow system utilizes less than one-half of the water required by traditional wet bench systems performing similar processing steps. Additionally, most of the water in wet bench systems flows around the wafer carrier rather than across the surface of the wafers. In the Company's flow-optimized Full-Flow systems, substantially less water is lost as bypass flow. The fully-enclosed Full-Flow system also reduces the amount of process chemicals consumed and the equipment and related costs of remediation of chemical fume emissions associated with traditional wet processing.


STRATEGY

     The Company's objective is to become a leading supplier of advanced wet processing equipment to the worldwide semiconductor and FPD industries. The Company intends to achieve this objective by focusing on the following key elements of its strategy.

     Increase Current Market Share. The Company seeks to continue to expand its share of the semiconductor critical cleaning and etching wet processing market through significant expansion of its sales and marketing and customer satisfaction efforts. The Company also intends to continually improve its existing Full-Flow platform in order to offer enhanced technical capabilities and lower COO benefits for currently served critical wet processing applications. For example, in April 1996, the Company shipped a new version of its Full-Flow system that doubled the throughput and capital productivity of its predecessor system by enabling the processing of up to 100 8-inch wafers in a single vessel. Subsequently, in July 1996, the Company shipped the first fully-automated Full-Flow system capable of processing 370mm X 470mm FPD substrates to a customer in East Asia. In November of 1996, the Company shipped an enhanced version of its Full-Flow 8100 wet processing system designed specifically for high throughput resist stripping applications. In May of 1997 the Company shipped the first fully-automated Full-Flow system capable of processing 590mm X 670mm FPD substrates to a customer in East Asia.

     Broaden Semiconductor Market Penetration. The Company intends to leverage its Full-Flow platform to address additional wet processing applications in the semiconductor manufacturing process where it believes its proprietary Full-Flow technology can provide important benefits over competing wet processing technologies. By basing new process applications on this platform, the Company is able to focus primarily on the development and optimization of each application's process recipes. The Company believes this approach significantly reduces the time and cost associated with entering new wet processing market segments. Additional semiconductor wet processing applications identified by the Company include solvent-based cleaning and photoresist stripping, in which CFM's fully-enclosed Full-Flow processing vessel would provide the important benefit of controlling chemical fume emissions.

     Further Penetrate FPD Market. The Company believes that its Full-Flow platform is particularly well-suited for cleaning and precise etching applications in the manufacture of FPDs due to its advanced process capabilities, its significantly lower use of water and chemicals relative to comparable wet bench processes, its ability to successfully process very large substrates and its substantially smaller footprint which saves increasingly valuable cleanroom floor space. The Company believes that the FPD market represents an opportunity for increasing sales of its systems.

     Focus on Customer Satisfaction. The Company believes that its commitment to customer satisfaction has been a critical factor in its success to date. To ensure a high level of customer satisfaction, the Company provides comprehensive customer service and support, thorough customer training and ongoing process consultation. The Company has already developed a comprehensive customer service and support organization, and has invested in this area by locating direct sales and service staff in Europe in 1996 and in East Asia in 1997. The Company also intends to continue to increase the utilization of its applications laboratory to design and test new processes and equipment features. Finally, the Company has provided a Full-Flow system completely dedicated to training the Company's customers and employees at its West Chester headquarters.

     Continue Commitment to Worldwide Markets. The Company believes that its long-term success is substantially dependent on its ability to compete on a worldwide basis. As such, the Company intends to continue to focus on expending its sales activities in each of the primary worldwide markets for semiconductor and FPD capital equipment. To date, the Company has achieved considerable success in selling to customers outside the United States, with international sales accounting for over 60% of total sales in the previous two fiscal years.


PRODUCTS

     The Company's systems are based on its proprietary Full-Flow wet processing technology and are used to perform various cleaning and etching process steps in the manufacture of semiconductors and FPDs.

     The Full-Flow Product Platform. The Company's proprietary Direct-Displacement drying technology is embodied in its Full-Flow platform, which principally consists of a fully-enclosed processing vessel incorporating megasonic technology and associated systems software, hardware and control electronics. Megasonic technology utilizes high frequency sonic energy to enhance particle removal from the surface of semiconductor wafers and FPD substrates during wet processing, enabling a quicker process cycle and a significant reduction in the quantity of process chemicals used. The Company believes that its Full-Flow platform offers significant improvements in process performance and a lower COO relative to competing technologies. Conventional wet bench processes used for many wet processing applications rely on a succession of open chemical baths and extensive robotic automation to move semiconductor wafers or FPD substrates from one chemical bath to the next, which exposes them to contamination.

     In the Company's Full-Flow system, wafers or FPD substrates are loaded automatically into a fully-enclosed flow-optimized processing vessel that has a lower fluid inlet and an upper fluid outlet. They are completely isolated from cleanroom air and accompanying contaminants as a succession of process fluids are introduced into the processing vessel one directly after another, flowing over the wafers or FPD substrates to complete the desired process application. Once processing is completed, wafers or FPD substrates are dried in situ using the Company's patented Direct-Displacement drying process. With this technique, the final rinse water is directly displaced with highly purified IPA vapor and substantially all water is forced off the surface of the wafers or substrates before they are exposed to an air environment. This process substantially eliminates evaporative drying defects such as watermarks, inhibits native oxide growth and significantly reduces particle contamination. In competing technologies, wafers or substrates are exposed to intermediate evaporative drying within the cleanroom atmosphere prior to the completion of the final drying process. The optimized flow characteristics of the Full-Flow processing vessel and the advanced process control and monitoring capabilities of the Full-Flow platform provide process uniformity and repeatability. Also, the Company's Full-Flow systems can be flush-mounted in the cleanroom wall, with the majority of the floor space needed by the system components located outside the cleanroom environment. Due to this flush-mounting and the Full-Flow system's comparatively smaller size, it requires significantly less expensive cleanroom floor space than competing wet bench systems. The Company's Full-Flow systems are based on a modular design and can be configured to accomplish a broad range of wet processing applications using a variety of process and support modules offered by the Company. By basing new process applications on its proprietary Full-Flow platform, the Company can focus primarily on the development and optimization of each application's process recipes. The Company believes this approach significantly reduces the time and cost associated with developing new products to address additional market opportunities.

     The following tables list the Company's product offerings.

                      CFM FULL-FLOW PLATFORM CONFIGURATIONS

FULL-FLOW MARKETS          CONFIGURATION       CAPACITY       LIST PRICE RANGE
-----------------          -------------       --------       ----------------
Semiconductor ..........   Single vessel       50 wafer      $1.2 - 1.5 million
                           Single vessel      100 wafer      $1.4 - 1.7 million
                           Dual vessel        100 wafer      $1.8 - 2.3 million
                           Dual vessel        200 wafer      $2.2 - 2.7 million

Flat panel display .....   Single vessel       50 panel      $1.5 - 2.8 million
                           Dual vessel        100 panel      $2.3 - 4.1 million

Semiconductor Manufacturing Applications

     The Company first introduced its Full-Flow systems for use in semiconductor manufacturing research and development facilities in 1988, and shipped its first system for use in semiconductor production lines in 1990. To date, the Company has sold over 120 Full-Flow systems to more than 30 manufacturers. Full-Flow systems can currently be configured with either one or two vessels, each of which can be designed to accommodate 5-inch, 6-inch or 8-inch wafers.

     A flush-mounted Full-Flow system configured with dual processing vessels requires approximately 170 square feet of total floor space and approximately 13 linear feet of cleanroom wall space. Assuming similar throughput capabilities and the same wet process, the Company believes that a competing wet bench system can require up to 350 square feet of total cleanroom floor space and approximately 35 linear feet of cleanroom wall space. Additionally, the Company believes that its Full-Flow systems can typically achieve a greater than 50% reduction in the usage of water and chemicals compared to wet benches performing similar applications. List prices for the Company's Full-Flow systems offered for sale to the semiconductor industry range from $1.2 million to over $2.7 million. Automation options and custom system configurations are provided at additional cost.

     SEMATECH has estimated that up to 300 fabrication steps are required to manufacture advanced logic ICs and that approximately 50 of these steps are accomplished by wet processing. The following table identifies the typical wet processing steps in semiconductor manufacturing and indicates those performed by the Company's Full-Flow systems (in capitals).

CRITICAL CLEANING              CRITICAL ETCHING       PHOTORESIST STRIP
   APPLICATIONS                  APPLICATIONS            APPLICATIONS
   ------------                  ------------            ------------

INITIAL WAFER CLEAN           SILICON OXIDE ETCH    AQUEOUS CHEMISTRY RESIST
PRE-DIFFUSION CLEAN           POLYSILICON ETCH        STRIP/POST-ASH CLEAN
PRE-OXIDATION CLEAN           Silicon nitride         (FRONT-END)
                              etch
PRE-THIN FILMS DEPOSITION                           Solvent chemistry resist
  CLEAN                                               strip/post-ash clean
Post-CMP clean                                        (back end)
Solvent chemistry clean
 (back end)

     For classification purposes, the process to fabricate a semiconductor die (without testing or packaging) is divided into two major phases referred to as "front-end" and "back-end." Front-end steps are those that are performed to fabricate individual components within an IC such as transistors. Back-end steps are those that involve the creation of metal patterns on the wafers in order to connect these individual components to create the IC. For a high-performance logic IC, approximately 60% of the wet processing steps are front-end and the balance are back-end.

     Critical Cleaning Applications. Critical cleans are those wet processing steps that are performed in the front-end to remove surface contamination prior to performing highly sensitive fabrication steps such as gate oxidation or diffusion. The Company believes that approximately 40% of the wet processing operations in the front-end fall into this category. To date, most of the Company's Full-Flow systems have been purchased by semiconductor manufacturers for use in these applications.

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

     Photoresist Strip Applications. Photoresist stripping operations involve the removal of either virgin or ashed photoresist from the surface of wafers after a patterning step has been completed. Resist stripping is performed in both the front-end and the back-end, and the Company believes that this process represents approximately 40% of the wet processing operations in each area. Front-end cleans and resist strips are generally performed with aqueous chemistries. However, back-end cleans and resist strips must be accomplished with different chemistries that utilize solvents, since front-end water-based chemistries are incompatible with the metal present on wafers in the back-end.

     In both cases, resist stripping operations are driven as much by cost as by process performance. Production shipments of the Company's enhanced throughput Full-Flow system, the Full-Flow 8100, capable of processing up to 100 8-inch wafers per vessel, began in April 1996. For a nominally higher system sales price, this system provides all the advantages of Full-Flow technology with double the throughput of its predecessor. Since the Full-Flow system already utilizes the chemistries required for front-end stripping, the Company believes that the throughput and other COO advantages provided by this enhanced system make it attractive for use in front-end resist strip applications. In 1996 and 1997, the Company delivered such systems for use in front-end applications including resist stripping. In October 1997, the Company announced the Full-Flow 8150, capable of processing 150 eight inch wafers in a single enclosed vessel. A dual vessel version is expected to be available in the near future. These systems have the same footprint, and water and chemical comsumption as a Full-Flow 8100, offering customers a significant increase in productivity with little or no increase in operating costs.

     Future Applications. Approximately 40% of semiconductor wet processing operations are performed in the back-end and are comprised primarily of solvent-based cleans and solvent-based resist strips. The Company believes that its Full-Flow systems offer a range of attractive benefits for these applications as process requirements become more demanding and regulatory restrictions on the release of chemical fumes become more stringent. Furthermore, the Company believes that its proprietary Direct-Displacement drying method is well suited for drying wafers with complex topographies that often exist in the back-end.

     FPD Manufacturing Applications. The Company believes that its Full-Flow platform is particularly well-suited for cleaning and etching applications in the manufacture of FPDs due to its advanced process capabilities, its significantly lower use of water and chemicals relative to competing wet bench systems and its substantially smaller footprint.

     To address the rapidly increasing demand for FPDs, the Company developed a high-throughput FPD processing system based on it Full-Flow platform. This Full-Flow FPD system, which was first shipped in April 1996, has been designed to process up to 50 FPD substrates per vessel. The system is available in a dual vessel configuration capable of processing up to 100 substrates simultaneously. In fiscal 1996, four dual-vessel systems were delivered to an FPD manufacturer in Korea. An order from this customer for six additional systems in an increased substrate size were delivered during fiscal 1997. List prices for the Company's Full-Flow FPD products range from $1.5 million to $4.1 million depending on system configuration.


CUSTOMERS

     The Company sells its systems to leading semiconductor manufacturers located in the United States, Europe and East Asia. Sales to LG, Siemens, Anam Semiconductor Company, IBM and ProMOS Technology accounted for approximately 21.3%, 11.3%, 8.9%, 7.9% and 7.5%, respectively, of net sales in fiscal 1997.

     The Company expects a significant portion of its future sales to remain concentrated within a limited number of customers. The Company's results of operations could be materially adversely affected by any loss of business from, the cancellation of orders by, or decreases in prices of systems sold to, any of its major customers. The Company's arrangements with its customers are generally on a purchase order basis and not pursuant to long term contracts. A reduction or delay in orders from any of the Company's significant customers, including reductions or delays due to market, economic or competitive conditions in the semiconductor or FPD industries, or the loss of any such customers, could have a material adverse effect upon the Company's results of operations. While the Company actively pursues new customers, there can be no assurance that the Company will be successful in its efforts, and any significant weakening in customer demand would have a material adverse effect on the Company. See Note 14 to the Consolidated Financial Statements.

SALES AND MARKETING

     The Company sells its systems through a combination of a direct sales force, manufacturers' sales representatives, and East Asian sales representatives. The Company's field service personnel support its sales force. In North America, the Company utilizes a combination of a direct sales force and manufacturers' sales representatives. In addition to the direct sales force at the Company's headquarters in West Chester, Pennsylvania, the Company has direct sales personnel located in Marietta, Georgia, Austin, Texas, San Jose, California and Phoenix, Arizona. The Company employs a direct salesperson in Paris, France and also supports the European market through its North American direct sales force. The Company covers the Asian market with a director of sales and marketing for Asian semiconductor sales and a direct salesperson based in Singapore. The Company signed agreements with ANAM S & T Co. Ltd.("ANAM") in 1991, which markets in Korea, Innotech Corporation ("Innotech") in 1992, the Company's agent in Japan, Ampoc Far East Company Limited ("AMPOC") in 1996, a sales agent in Taiwan, Silicon Inernational Ltd ("Silicon International") in 1997, a sales agent in the Peoples Republic of China, and Aneric Enterprise Pte Ltd. ("Aneric") in 1997, a sales agent in southeast Asia. The Company also employs a direct salesperson to manage worldwide FPD equipment sales. See Item 13 - "Certain Relationships and Related Transactions."

     Although the Company believes that it has good relationships with its manufacturers' sales representatives, sales agents and distributors, there can be no assurance that these relationships will continue. In the event of a termination of any of the Company's existing representation, agency or distribution arrangements, the Company's strategy of worldwide expansion could be adversely affected.


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

     The Company's customer satisfaction organization is headquartered in West Chester, Pennsylvania, with additional employees and consultants located in Arizona, California, Colorado, New York, New Mexico, Oregon, Texas, Vermont, France, Taiwan and the United Kingdom. The Company uses local support personnel where there are multiple installed systems. Innotech, ANAM and AMPOC provide service to customers located in Japan, Korea and Taiwan, respectively. The Company's support personnel generally have prior technical backgrounds in the mechanical, electronic or chemical processing industries and prior experience or training in semiconductor manufacturing processes. These field personnel are supported by the Company's manufacturing and engineering personnel during system installation and initial process validation. Field support personnel also perform warranty and after-warranty service and sales support.

     The Company's products are typically sold with a 12 month warranty covering all parts and labor, which commences upon completion of installation and final acceptance.


BACKLOG

     The Company manages its production forecast using both backlog and projected system orders. The Company includes in backlog only customer purchase orders which have been accepted by the Company and for which shipment dates have been assigned within the following 12 months. Orders are generally subject to delay without penalty, but may contain cancellation penalties. As of October 31, 1997 the Company's backlog was approximately $21.8 million. The backlog is for both semiconductor and FPD equipment and comprises approximately 65% of international orders. As of October 31, 1996 the Company's backlog was approximately $18.5 million. It has been the experience of the Company that neither the backlog nor the pattern of receipt of orders is necessarily indicative of future orders or revenues.


RESEARCH, DEVELOPMENT AND ENGINEERING

     CFM maintains an applications and component testing laboratory in West Chester, Pennsylvania to test new equipment and processes, design new features and train customer and Company personnel. By basing new applications on its proprietary Full-Flow platform, the Company can reduce substantially the time and cost required to develop new process applications by focusing primarily on the optimization of the applications' process recipes. The Company is currently focusing its research, development and engineering efforts on equipment to support additional wet process applications, to extend the productivity of the current platform, to improve system reliability and to extend the Full-Flow platform to larger substrate sizes. The Full-Flow 8100HT, which began shipping early in 1997, has increased the productivity of the base Full-Flow 8100. The Company recently introduced the 8150, which increases system throughput by an additional 50%. The Company's 300mm Full-Flow system is presently under development and is based on the 8100 platform. See "--Forward Looking Statements--Dependence Upon Product Development."

     The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. Because of continual changes in these markets, the Company believes that its future success will depend, in part, upon its ability to continue to improve its systems and its process technologies and to develop new system applications which compete effectively on the basis of COO, including yield, throughput, capital and direct costs and system performance. In addition, the Company must adapt its systems and processes to technological changes to support the standards required by emerging target markets. The success of new system introductions is dependent on a number of factors, including timely completion of new system designs, ultimate system performance achieved by those designs and market acceptance. There can be no assurance that the Company will be able to improve its existing systems and process technologies or develop new system applications.

     The Company's research, development and engineering expenses for the 1995, 1996 and 1997 fiscal years were $1.7 million, $4.4 million and $9.3 million, respectively, representing 7.3%, 10.0% and 12.3% of net sales, respectively. Research, development and engineering expenses were net of reimbursements of $232,000, $1,592,000 and $890,000, respectively, for the 1995, 1996 and 1997 fiscal years.


COMPETITION

     The Company faces substantial competition in its market segments from both established competitors and potential new entrants. The Company believes that the primary competitive factors in the markets in which it competes are yield, throughput, capital and direct costs, system performance, size of installed base, breadth of product line and customer satisfaction. The Company believes that it competes favorably with respect to each of these factors. The Company also faces the challenge posed by semiconductor and FPD manufacturers' commitment to competing technologies. Most of the Company's competitors have been in business longer than the Company, offer traditional wet processing technology, and have broader product lines, more experience with high volume manufacturing, broader name recognition, substantially larger installed bases and significantly greater financial, technical and marketing resources than the Company. In the semiconductor wet processing market, the Company competes primarily with Dainippon Screen, FSI International, SCP Global Technologies, Steag MicroTech, Sugai Corporation, SubMicron Systems, Tokyo Electron Limited and Verteq. In the FPD wet processing market, the Company competes primarily with Dainippon Screen, Shimada and Shibaura. There can be no assurance that these competitors will not also develop enhancements to or future generations of competitive products that will offer price or performance features that are superior to the Company's systems or that the Company will gain market acceptance.

     The Company believes that in order to remain competitive, it must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide. In marketing its products, the Company will face competition from suppliers employing new technologies in order to extend the capabilities of competitive products beyond their current limits or increase their productivity. Once a manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for a specific production line application and frequently will attempt to consolidate related capital equipment requirements with the same vendor, to the degree that such consolidation is possible. In addition, increased competitive pressure could lead to intensified price-based competition, resulting in lower prices and margins, which would materially adversely affect the Company's business and results of operations.


MANUFACTURING

     The Company's manufacturing operations are based in West Chester, Pennsylvania and consist of procurement, assembly and test engineering. During fiscal 1996, the Company completed an expansion of its manufacturing operations, which resulted in a 150% increase in production capacity. An additional expansion took place in fiscal 1997 in a separate building within the same industrial park in West Chester and resulted in a further 50% increase in production capacity. The Company's Full-Flow systems are based upon a common set of modules, enabling the Company to reduce manufacturing costs by using a large number of common subassemblies and components. Many of the major subassemblies are purchased complete from outside sources. The Company focuses its manufacturing efforts on carefully documented assembly and integration activities which the Company has determined to be critical to the successful operation of its products. In 1994, as a result of adoption of SEMATECH measurement and improvement methodologies, the Company began a concerted effort to meet the requirements of ISO 9001, the international standard for quality systems. In February 1997, the Company received ISO 9001 certification.

     Certain of the Company's components and subassemblies are obtained from sole suppliers or limited groups of suppliers, which are often small, independent companies. Moreover, the Company believes that certain of these components and subassemblies can only be obtained from its current suppliers. The Company generally acquires such components on a purchase order basis and has supply contracts of up to one year in duration. The Company's reliance on outside vendors generally, and on sole suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, timely delivery and quality of components. The Company has experienced and continues to experience some reliability and quality problems with certain key components and subassemblies provided by single source suppliers. Because the manufacture of certain of these components and subassemblies is a complex process and can require long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur. Historically the Company has not experienced any significant delays in manufacturing due to an inability to obtain components, and the Company is not currently aware of any specific problems regarding the availability of components which might significantly delay the manufacturing of its systems in the future. However, any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or, if possible, to manufacture such components internally could delay the Company's ability to ship its systems and could have a material adverse effect on the Company. See "-Forward Looking Statements - Sole or Limited Sources of Supply."

     The Company is subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals used in its research, development and engineering activities. The Company believes that it is currently in compliance in all material respects with such laws, rules and regulations. However, failure to so comply could result in substantial liability to the Company, suspension or cessation of the Company's operations, restrictions on the Company's ability to expand at its present location or requirements for the acquisition of additional equipment or other significant expense. To date, the cost of compliance with environmental rules and regulations has not had a material effect on the Company's operations.


INTELLECTUAL PROPERTY

     The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other forms of intellectual property protection to protect its proprietary technology. The Company currently holds twelve patents in the United States, six patents in Japan, one patent in Korea and fourteen patents in various European countries. The Company also has multiple patent applications pending in the United States and various foreign jurisdictions. The technology covered in the existing patents includes the Company's Full-Flow process and Direct-Displace drying technologies upon which the Company's current product offerings are based. While the Company recognizes that these patents have significant value, the Company also believes that the innovative skills, technical expertise and know-how of its personnel in applying the art reflected in these patents would be difficult, costly and time consuming to reproduce.

     The Company has brought suit to enforce its patent rights against Steag MicroTech, Inc. ("Steag") in an action commenced in July 1995 in the United States District Court for the District of Delaware. Similarly, the Company took action against Yieldup International Corporation ("YieldUp") in September 1995. The Company's complaints in these actions allege infringement, inducement of infringement and contributory infringement of one of the Company's patents. The Company seeks damages and permanent injunctions to prevent further infringement. The defendants have denied infringement and have asserted, among other things, that the subject patent is invalid and unenforceable. There can be no assurance that when these litigations are final any of the claims of the patent in issue will be found to encompass use of the competitors' products or that the subject patent will not be found to be unenforceable or invalid. A finding of invalidity or unenforceability could result in the Company's competitors being able to develop products using the Company's proprietary technology, which in turn could have a material adverse effect on the Company. Further there can be no assurance that any rights granted under any of the Company's patents will provide adequate protection to the Company, or that the Company will have sufficient resources to continue to prosecute its rights in the current actions or others.

     The suit against Steag was tried to a jury in December 1997. The jury found that Steag did willfully infringe the Company's patent and that the Company's patent is not invalid, and it awarded damages in excess of $3 million. Post-trial motions are pending and final judgment in this case is not anticipated before April 1998.

     In the YieldUp action, the district court entered an order on October 14, 1997 granting summary judgment in favor of YieldUp on the defense of noninfringement and dismissing YieldUp's counterclaim for declaratory judgment as moot. The Company has filed a motion for reargument and that motion is still pending.

     In March 1997, Dainippon Screen Mfg. Co. Ltd. and DNS Electronics LLC (collectively "DNS") filed an action against the Company in the United States District Court for the Northern District of California. In this action, DNS requested the court to declare that DNS does not infringe one of the Company's patents and that the patent is invalid and unenforceable, and asserted claims for monetary damages and injunctive relief for alleged violations of the Lanham Act, unfair competition, tortious interference with prospective economic advantage and unfair advertising. This action was dismissed on the grounds of lack of personal jurisdiction and lack of indispensable party. DNS has appealed this ruling. This ruling, even if affirmed, will not prevent DNS from pursuing its claims in a court in which jurisdiction is proper.

     Although there are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any claims that the Company is infringing intellectual property rights of others, there can be no assurance that such infringement claims will not be asserted by third parties in the future. Also, there can be no assurance in the event of such claims of infringement that the Company will be able to obtain licenses on reasonable terms.

     The Company's involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how could result in a material adverse effect on the Company's business. Adverse determinations in the current litigation or any other litigation in which the Company may become involved could subject the Company to significant liabilities to third parties, require the Company to grant licenses to or seek licenses from third parties, and prevent the Company from manufacturing and selling its products. Any of these situations could have a material adverse effect on the Company.


EMPLOYEES

     As of October 31, 1997, the Company had 406 employees, of which 372 were full-time and the balance temporary employees. There were 165 employees in manufacturing operations, 95 in research, development and engineering, 25 in sales and marketing, 80 in customer satisfaction and field support and 41 in general administrative and finance positions. Of the 372 total full-time employees, 8 were located in Asia and 15 were located in Europe. The Company plans to hire additional personnel during the next 12 months.

     While the Company has generally been able to find qualified candidates to fill new positions, substantial growth throughout the semiconductor capital equipment industry has made it more difficult to recruit qualified candidates for certain positions in design, field support, testing and process engineering. Once recruited, the Company then faces the task of training and integrating new employees quickly enough to keep pace with its rapid growth. There can be no assurance that the Company will be successful in retaining or recruiting, training and integrating the necessary key personnel to support its anticipated growth, and any failure to expand these areas in an efficient manner could have a material effect on the Company's results of operations.

     None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its relationships with its employees to be good.


FORWARD LOOKING STATEMENTS

     Statements in this Annual Report on Form 10-K, including those concerning the Company's expectations of future sales, gross profits, research, development and engineering expenses, selling, general and administrative expenses, product introductions and cash requirements, include certain forward-looking statements. As such, actual results may vary materially from such expectations. Factors which could cause actual results to differ from expectations include variations in the level of orders which can be affected by general economic conditions and growth rates in the semiconductor and FPD manufacturing industries and in the markets served by the Company's customers, the international economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by the Company or its competitors, ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs or failure to realize a successful outcome to pending patent litigation, all of which constitute significant risks. For a description of additional risks, see below. There can be no assurance that the Company's results of operations will not be adversely affected by one or more of these factors.

Fluctuations in Operating Results.

     The Company has derived substantially all of its net sales from the sale of a limited number of wet processing systems which typically have list prices, before automation options and custom configurations, ranging from $1.2 million to $2.7 million per system. Systems with automation options and custom configurations can be priced in excess of $4.1 million per system. At the Company's current revenue level, each sale or failure to make a sale can have a material effect on the Company. A cancellation, rescheduling or delay in a shipment near the end of a particular quarter may cause net sales in that quarter to fall significantly below the Company's expectations and thus may materially adversely affect the Company's operating results for such quarter. Other factors which may lead to fluctuations in the Company's quarterly and annual operating results include: market acceptance of the Company's systems and its customers' products; the number of systems being manufactured during any particular period; the geographic mix of sales; the mix of sales by distribution channel; the timing of announcement and introduction of new systems by the Company and its competitors; a downturn in the market for personal computers or other products incorporating semiconductors and FPDs; variations in the types of systems sold; product discounts and changes in pricing; delays in deliveries from suppliers; delays in orders due to customers' financial difficulties; and volatility in the semiconductor and FPD industries and the markets served by the Company's customers. Also, customers may face competing capital budget considerations, thus making the timing of customer orders uneven and difficult to predict. Many of the factors listed above are beyond the control of the Company. In addition, continued investments in research, development and engineering and the development of a worldwide sales, marketing and customer satisfaction organization will result in significantly higher fixed costs. There can be no assurance that the Company will be able to achieve a rate of growth or level of sales in any future period commensurate with its level of expenses. The impact of these and other factors on the Company's operating results in any future period cannot be forecast with any degree of certainty. Due to the foregoing factors, it is likely that in some future quarter or quarters the Company's operating results may be below the expectations of analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See Item 7 and "-Business-Industry Background."

Acceptance by Customers of New Technology.

     The Company's products all rely upon proprietary technology to accomplish wet chemical processing during semiconductor or FPD manufacturing, which technology is significantly different from the technological approaches in current usage for these processes. Most of the Company's competitors make use of established technology with competitive product variations. The semiconductor industry is especially resistant to the introduction of changes in process or approach in a manufacturing cycle which is quite long (up to twelve weeks), consists of many separate process events (up to 300 or more) and suffers from limited control measurement points during the overall fabrication process. Accordingly, managers of semiconductor fabs have exhibited a strong resistance to changing equipment and have been reluctant to embrace new technology, including the Company's Full-Flow systems. Because a substantial investment is required by semiconductor manufacturers to install and integrate capital equipment into a semiconductor production line, these manufacturers will tend to choose semiconductor equipment suppliers based on past relationships, product compatibility and proven operating performance. Once a manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for a specific production line application and frequently will attempt to consolidate related capital equipment purchases with the same vendor, to the degree that such consolidation is possible. Many semiconductor and FPD manufacturers continue to extract marginal improvements from existing wet processing technology in order to address issues such as increases in feature density, reductions in line width and planned increases in wafer size. There can be no assurance that the Company's products will achieve broad market acceptance. See "-Business-Industry Background" and "-Business-Products."

Customer Concentration.

     Historically, relatively few customers have accounted for a substantial portion of the Company's net sales. Sales to LG and Siemens accounted for approximately 21.3% and 11.3%, respectively, of net sales in fiscal 1997. The Company expects a significant portion of its future sales to remain concentrated within a limited number of customers. The Company's arrangements with its customers are generally on a purchase order basis and not pursuant to long-term contracts. There can be no assurance that the Company will be able to retain its major customers or that such customers will not cancel or reschedule orders or that canceled orders will be replaced by other sales. A reduction or delay in orders from any of the Company's significant customers, including reductions or delays due to market, economic or competitive conditions in the semiconductor or FPD industries, or the loss of any such customers, could have a material adverse effect upon the Company's results of operations. See "-Business-Customers."


Sole or Limited Sources of Supply.

     The Company relies to a substantial extent on outside vendors to manufacture and supply many of the components and subassemblies used in the Company's systems. Certain of these components and subassemblies are obtained from a sole supplier or a limited group of suppliers, many of which are small, independent companies. Moreover, the Company believes that certain of these components and subassemblies can only be obtained from its current suppliers. The Company's reliance on outside vendors generally and a sole or a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, timely delivery and quality of components. The Company has experienced and continues to experience some reliability and quality problems with certain key components and subassemblies provided by single source suppliers. Because the manufacture of certain of these components and subassemblies is a complex process and requires long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur. The process of obtaining and qualifying replacement suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any inability to obtain adequate deliveries of components and subassemblies which conform to the Company's reliability and quality requirements or any other circumstance that would require the Company to seek alternate sources of supply or, if possible, to manufacture such components internally could delay the Company's ability to ship its systems and could have a material adverse effect on the Company. See "-Business-Manufacturing."


Dependence on Limited Product Offerings.

     To date, the Company's net sales have consisted primarily of sales to the semiconductor industry, although the Company has developed and is now selling a version of its Full-Flow system for use in FPD manufacturing. The ability of the Company to diversify its operations through the introduction and sale of system enhancements with new applications is dependent upon the success of the Company's continuing research, development and engineering activities, as well as its marketing efforts. The Company's continued sales growth will depend upon achieving market acceptance of its Full-Flow systems and future products. There can be no assurance that the Company will be able to develop, introduce or market new systems or system enhancements in a timely or cost-effective manner or that any such systems or enhancements will achieve market acceptance. See "-Business-Products."


Dependence upon Product Development.

     The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. In order to remain competitive in the future, the Company will need to develop and commercialize additional cleaning and etching processes based on its Full-Flow platform. Further, the Company will need to develop new products which are capable of supporting customers' increasingly complex process requirements and which compete effectively on the basis of overall COO, including process performance and capital productivity. The market for FPD manufacturing equipment presents an additional challenge as the technology is at an earlier stage and subject to more rapid evolution. The success of new system introductions is dependent on a number of factors, including timely completion of new system designs, system performance and market acceptance, and may be adversely affected by manufacturing inefficiencies associated with the start up of such new introductions and the challenge of producing systems in volume which meet customer requirements. Because it is generally not possible to predict the time required and costs involved in reaching certain research, development and engineering objectives, actual development costs could exceed budgeted amounts and estimated product development schedules may require extension. Any delays or additional development costs could have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will successfully develop and introduce new products or enhancements to its existing products on a timely basis or in a manner which satisfies potential customers or achieves widespread market acceptance.

     Because of the large number of components in, and the complexity of, the Company's systems, significant delays can occur between the introduction of systems or system enhancements and the commencement of commercial shipments. The Company has from time to time experienced delays in the introduction of, and certain technical and manufacturing difficulties with, certain of its systems and enhancements, and may experience such delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. The Company's inability to overcome such difficulties, to meet the technical specifications of any new systems or enhancements, or to manufacture and ship these systems or enhancements in volume and in a timely manner, would materially adversely affect the Company's business and results of operations, as well as its customer relationships. In addition, the Company from time to time incurs unanticipated costs to ensure the functionality and reliability of its products early in their life cycles, which costs can be substantial. If new products or enhancements experience reliability or quality problems, the Company could encounter a number of difficulties, including reduced orders, higher manufacturing costs, delays in collection of accounts receivable and additional service and warranty expenses, all of which could materially adversely affect the Company's business and results of operations. See "-Business-Products and -Business-Research, Development and Engineering."


Management of Growth.

     The Company is currently undergoing a period of rapid growth. To accommodate this growth, the Company faces the task of identifying, recruiting, training and integrating new employees quickly enough to keep pace with its rapid growth. Many of the positions which are critical to supporting the Company's growth require experience with semiconductor and FPD capital equipment. The continuing growth of the semiconductor and FPD capital equipment industries has made the recruitment of such experienced personnel difficult. The Company's growth may also strain the Company's management, manufacturing, financial and other resources. Any failure to expand these areas in an efficient manner could have a material adverse effect on the Company. The Company has recently leased additional facilities and may be required to secure other additional facilities in the future. The need to acquire additional remote facilities could be disruptive and could have a material adverse effect on the Company. See "-Business-Employees" and Item 2-"Properties."


Dependence upon Personnel.

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

     In addition, the success of the Company will also depend upon its ability to attract and retain qualified employees, particularly highly skilled design and process engineers involved in the manufacture of existing systems, the development of new applications and systems and the installation, training and maintenance related to those systems already installed at customer sites. There can be no assurance that the Company will be successful in retaining or recruiting, training and integrating the necessary personnel to support its anticipated growth, which could have a material adverse effect on the Company's results of operations. See "-Business-Employees," and "-Executive Officers of the Registrant."


Lengthy Sales Cycle.

     Sales of the Company's systems depend upon the decision of a prospective customer to increase manufacturing capacity. These decisions typically involve significant capital commitments or a change in process approach, which may require the approval of senior management. The amount of time from the initial contact with the customer to the first order is typically one to two years. The Company's ability to obtain orders from potential customers has depended in the past and may continue to depend in the future upon customers purchasing a new system in order to evaluate Full-Flow and Direct-Displacement drying technologies as an alternative to existing wet processing technologies. For many potential customers, decisions to undertake such evaluations occur infrequently. The Company often experiences delays in finalizing further system sales while the customer evaluates and receives approvals for the purchase of additional systems. Such delays may include the time necessary to plan, design or complete a new or expanded fab. Due to these factors, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort. There can be no assurance that any of these expenditures or efforts on the part of the Company will result in sales. See "-Business-Products" and "-Business-Competition."


Volatility of the Semiconductor Industry.

     The Company's business depends, in significant part, upon capital expenditures by manufacturers of semiconductor devices, which in turn depend upon the current and anticipated market demand for such devices and the products utilizing such devices. The semiconductor industry has been highly volatile and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including wet processing systems. Recently, a number of semiconductor manufacturers have experienced a reduction in order growth and, in a few instances, a reduction in overall orders. These events have caused certain semiconductor manufacturers to postpone or cancel equipment deliveries to previously planned expansions or new fab construction projects. In addition, certain market analysts project limited growth in expenditures for semiconductor capital equipment in 1998. Historically, a significant portion of the Company's sales have been to Asian companies. The recent economic crisis in Asia could have a material adverse effect on the Company's operating results. There can be no assurance that further order cancellations or reductions in order growth or overall orders for semiconductors will not have a material adverse effect upon the Company's business or results of operations. The Company believes that the FPD market may be similarly volatile. The need for continued investment in research, development and engineering, marketing and customer satisfaction activities may limit the Company's ability to reduce expenses in response to future downturns in the semiconductor or FPD industries. The Company's net sales and results of operations could be materially adversely affected if downturns or slowdowns in the semiconductor or FPD markets occur in the future.


International Sales.

     Sales to customers located outside the United States accounted for approximately 65% of the Company's net sales in fiscal 1997. The Company anticipates that such international sales are subject to numerous risks, including United States and international regulatory requirements and policy changes, political and economic instability, increased installation costs, difficulties in accounts receivable collection, exchange rates, tariffs and other barriers, extended payment terms, difficulty in staffing and managing international operations, dependence on and difficulties in managing international distributors or representatives and potentially adverse tax consequences. Furthermore, although the Company endeavors to meet technical standards established by foreign regulatory bodies, there can be no assurance that the Company will be able to comply with such standards in the future. In addition, the laws of certain other countries may not protect the Company's intellectual property to the same extent as the laws of the United States. As part of its efforts to penetrate the East Asia market, the Company entered into its first distributor agreement with ANAM in Korea in 1991, a distribution agreement with Innotech in Japan in 1992, a sales agent agreement with AMPOC in Taiwan in 1996, a sales representation agreement with Aneric in southeast Asia in 1997 and a sales agency agreement with Silicon International in the Peoples Republic of China in 1997. Although management believes that it maintains good relationships with ANAM, Innotech, AMPOC, Silicon International and Aneric, there can be no assurance that these relationships will continue. In the event of a termination of any of the Company's existing representation, agency or distribution arrangements, the Company's international sales could be adversely affected. Although the Company's sales are predominantly denominated in United States dollars, to the extent that the Company expands its international operations or changes its pricing practices to denominate prices in international currencies, the Company will be exposed to increased risks of currency fluctuation. Historically, a significant portion of the Company's sales have been to Asian companies. The recent economic crisis in Asia could have a material adverse effect on the Company's operating results. Additionally, a strengthening in the value of the United States dollar in relation to international currencies may adversely affect the Company's future sales to international customers. There can be no assurance that any of these factors will not have a material adverse effect on the Company. See "Business-Sales and Marketing" and Item 7 "-Overview."

Highly Competitive Industry.

     The Company faces substantial competition in its market segments from both established competitors and potential new entrants. The Company believes that the primary competitive factors in the markets in which the Company competes are yield, throughput, capital and direct costs, system performance, size of installed base, breadth of product line and customer satisfaction, as well as customer commitment to competing technologies. Most of the Company's competitors have been in business longer than the Company, offer traditional wet processing technology, and have broader product lines, more experience with high volume manufacturing, broader name recognition, substantially larger installed bases and significantly greater financial, technical and marketing resources than the Company. In the semiconductor wet processing market, the Company competes primarily with Dainippon Screen, FSI International, Santa Clara Plastics, Steag MicroTech, SubMicron Systems, Tokyo Electron Limited and Verteq. In the FPD wet processing market, the Company competes primarily with Dainippon Screen, Shimada and Shibaura. There can be no assurance that the Company will overcome the established positions of these competitors or that the Company's competitors will not develop enhancements to or future generations of competitive products that will offer price and performance features that are superior to the Company's systems. The Company believes that in order to remain competitive, it must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide. In marketing its products, the Company will face competition from suppliers employing new technologies in order to extend the capabilities of competitive products beyond their current limits or increase their productivity. In addition, increased competitive pressure could lead to intensified price-based competition, resulting in lower prices and margins, which would materially adversely affect the Company's business and results of operations. See "-Business-Competition."


Intellectual Property Rights

     The Company relies on a combination of patents, copyrights, trademarks and trade secrets, non-disclosure agreements and other forms of intellectual property protection to defend its proprietary technology. Although the Company believes that its patents and trademarks may have value, the Company recognizes that its future success will depend primarily on the innovation, technical expertise and marketing abilities of its personnel. The Company currently holds 12 patents in the United States and 21 international patents and has patent applications pending or under evaluation in the United States and various foreign jurisdictions.

     The Company is currently asserting its patent rights in litigation against two defendants, alleging infringement, inducement of infringement and contributory infringement of one of the Company's patents. The defendants have denied infringement and have asserted, among other things, that the patent at issue is invalid and unenforceable. One case was tried to a jury in December 1997. The jury found that the Company's patent was willfully infringed by the defendant and that it was not invalid, and it awarded damages in excess of $3 million. Post-trial motions are pending and final judgment is not anticipated before April 1998. The defendant is expected to appeal any adverse judgment. In the second action brought by the Company, summary judgment was granted by the court in October 1997 holding that the defendant's process does not infringe the Company's patent. The Company is seeking reargument in this case.

     In addition to the two suits initiated by the Company, a third competitor filed a suit against the Company in March 1997. In this action filed in the United States District Court for the Northern District of California, the competitor seeks a declaration that it does not infringe one of the Company's patents and that the patent is invalid and unenforceable, and asserts claims for monetary damages and injunctive relief for alleged violations of the Lanham Act, unfair competition, tortious interference with prospective economic advantage. This case was dismissed for lack of jurisdiction and an appeal by the competitor is pending.

     In all of these cases, there can be no assurance that any claim of the subject patent will be finally adjudged to encompass use of the competitors' product or that the subject patent will not be found to be unenforceable or invalid during prosecution of the actions. A finding of invalidity or unenforceability could result in the Company's competitors developing products using the Company's propriety technology, which in turn could have a material adverse effect on the Company. The Company believes that these actions, even if completely successful, will be costly to the Company in terms of both financial and management resources.

     There can be no assurance that additional patents will be issued on the Company's pending applications or that competitors legitimately will not be able to ascertain proprietary information embedded in the Company's products which is not covered by patent or copyright. In such case, the Company may be precluded from preventing its competitors from making use of such information. There are no pending lawsuits or claims against the Company regarding infringement of any existing patents or other intellectual property rights of others. There can be no assurance, however, that such infringement clams will not be asserted in the future, nor can there be any assurance, if such clams are made, that the Company will be able to defend such claims successfully or, if necessary, obtain licenses on reasonable terms. Adverse determinations in any litigation naming the Company could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties, and prevent the Company from manufacturing and selling its systems. Any of these events could have a material adverse effect on the Company.


Environmental Regulation.

     The Company is subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its research, development and engineering activities. The Company believes that it is currently in compliance in all material respects with such laws, rules and regulations. However, failure to so comply could result in substantial liability to the Company, suspension or cessation of the Company's operations, restrictions on the Company's ability to expand its operations or requirements for the acquisition of additional equipment or other significant expense, any of which could have a material adverse effect on the Company. See "-Business-Manufacturing."


Volatility of Stock Price.

     The Company believes that a variety of factors could cause the price of the Company's Common Stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company's business; quarterly fluctuations in the Company's actual or anticipated operating results and order levels; general conditions in the semiconductor and FPD industries or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; developments in patents or other intellectual property rights and litigation; and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general and the market for shares of small capitalization and semiconductor industry-related stocks in particular have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of the Company's Common Stock. There can be no assurance that the market price of the Common Stock of the Company will not decline.


ITEM 2. PROPERTIES

     The Company conducts its manufacturing in a 26,000 square foot facility which it owns in West Chester, Pennsylvania and a 13,941 square foot facility that it leases across the street from the main manufacturing facility. The lease on the 13,941 square foot facility expires in June 1998. The Company also leases an 11,000 square foot facility nearby the industrial park for storage purposes and a 32,000 square foot prototype laboratory and storage facility in another nearby industrial park. The storage facility lease expires in October 1998 and the prototype facility lease expires in June 1999.

     In January 1996 the Company commenced occupancy of a 38,400 square foot leased office building located in the same industrial park as its manufacturing facility to serve as the new location for its engineering, sales and marketing and administration activities. The lease expires in November 2000.

     In April 1997, the Company leased an 8,023 square foot facility in the same industrial park as its manufacturing facility for its customer satisfaction staff. The lease on this facility expires in December 1998.

     In fiscal 1997, the Company entered into a non-cancelable agreement to lease a 60,000 square foot production facility and an 80,000 square foot office facility to be built for the Company in Exton, Pennsylvania. The Company plans to move all of its manufacturing, engineering, sales and marketing, customer satisfaction and administrative functions to these two new facilities once they are completed. Occupancy is expected to be in two phases in late 1998 and early 1999. The Company intends to maintain the building that it owns as a research and development facility. See Note 16 of the Notes to Consolidated Financial Statements.

     The Company believes that suitable additional space, if ultimately needed, will be available on terms acceptable to the Company.


ITEM 3. LEGAL PROCEEDINGS

     The Company has asserted certain of its patent rights against two defendants and is the defendant in another matter seeking a declaratory judgment of patent noninfringement and invalidity, each matter pertaining to U.S. Letters Patent No. 4,911,761. The United States District Court for the District of Delaware granted a summary judgment in one matter wherein the Company is the plaintiff and the Company has filed for reargument. On December 12, 1997 a jury, following trial in the United States District Court for the District of Delaware, found the subject patent valid and enforceable on all asserted claims and found the defendant to have willfully infringed on all asserted claims. Post-trial motions by both parties are being considered by the court at the date of this filing. Some of the claims in the matter seeking declaratory judgment have been dismissed for lack of jurisdiction, a finding which is under appeal. Although management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations, there can be no assurance in that regard.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the Company's executive officers and key employees:

      NAME                AGE               POSITION
      ----                ---               --------

Christpher F. McConnell   44     Chairman of the Board of Directors
Roger A. Carolin          42     President, Chief Executive Officer and Director
Lorin J. Randall          54     Vice President-Finance, Chief Financial
                                   Officer, Secretary and Treasurer
Joseph E. Berger          39     Vice President-Worldwide Sales and Marketing
David L. deLesdernier     48     Vice President-Engineering
Garry M. Mayers           44     Vice President-Customer Service
John L. Posta             56     Vice President-Manufacturing
Steven T. Bay             41     Chief Technical Officer
Heinrich S. Erhardt       53     Vice President-Product Development
Steven Verhaverbeke       32     Director of Process Technology
Alan E. Walter            43     Senior Vice President, Business
                                    Development

----------

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

     ROGER A. CAROLIN has served the Company as a director since its inception in 1984 and as President and Chief Executive Officer since April 1991. From October 1990 to April 1991, he served as a marketing and sales consultant to the Company. From June 1984 to October 1990 Mr. Carolin was Senior Vice President of The Mills Group, Inc., a real estate development firm. Previously, Mr. Carolin was with The General Electric Company and Honeywell, Inc. in a variety of technical positions. Mr. Carolin received his BS in Electrical Engineering from Duke University and his MBA from Harvard Business School.

     LORIN J. RANDALL joined the Company in January 1995 as Vice President-Finance, Chief Financial Officer, Secretary and Treasurer. From May 1994 to June 1995, Mr. Randall served as the President and Chief Executive Officer of Greenwich Pharmaceuticals Incorporated, a drug development company where from September 1991 to May 1994, he served as Vice President-Finance and Chief Financial Officer. Mr. Randall received his BS in Accounting from The Pennsylvania State University and his MBA from Northeastern University. Mr. Randall is a director of Quad Systems Corporation.

     JOSEPH E. BERGER joined the Company in June 1993 and has served as Vice President-Worldwide Sales and Marketing from December 1995. Mr. Berger served as the Company's Director of Sales and Marketing from June 1995 to December 1995, and as Program Director from June 1993 to June 1995. Mr. Berger served as Director of Sales for A.E. Staley Manufacturing Co., a manufacturer of corn sweetners and starches, from 1990 until May 1993. Mr. Berger received his BS in Chemical Engineering from the University of Virginia and MBA from Harvard Business School.

     DAVID L. DELESDERNIER joined the Company in September 1996 and currently serves as Vice President-Engineering. From August 1995 until August 1996, Mr. deLesdernier was Vice President-Technology for IPEC/Clean, a manufacturer of sulfuric acid reprocessing systems for the semiconductor industry. From 1977 to June 1995 Mr. deLesdernier was Corporate Vice President-Commercial and International for Systems Applications International Corp., a defense contractor. Mr. deLesdernier received his BS and MS from the Georgia Institute of Technology and his MBA from San Diego State University.

     GARRY M. MAYERS joined the Company in October 1996 and currently serves as Vice President-Customer Service. From April 1991 until October 1996, Mr. Mayers was Director of World Wide Customer Service at ADE Corporation, a manufacturer of chemical vapor deposition and ion implant equipment for semiconductor devices. Mr. Mayers attended Northeastern University, majoring in electrical engineering.

     JOHN L. POSTA joined the Company in October 1993 as Vice
President-Manufacturing. Mr. Posta served as a consulting engineer to the Company from August 1993 to October 1993 and as a manufacturing consultant from August 1989 to October 1993. Mr. Posta received his BS in Industrial Management from Fairleigh Dickinson University.

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

     HEINRICH S. ERHARDT joined the Company in January 1992 and is currently Vice President-Product Development. From January 1992 to September 1996 he served as Vice President-Engineering. Prior to joining the Company, Mr. Erhardt served as Vice President of Operations for Image Storage/Retrieval Systems, a supplier of high-density data storage systems, from January to December 1991. Mr. Erhardt received his BS in Mechanical Engineering from City University of New York and his MS in Engineering Science from The Pennsylvania State University.

     STEVEN VERHAVERBEKE joined the Company in February 1995 and has served as Director of Process Technology since that time. Dr. Verhaverbeke was employed by IMEC of Leuven, Belgium, a microelectronics research institute, as a senior researcher from August 1994 to January 1995 and as a doctoral researcher from September 1988 to July 1993. Dr. Verhaverbeke also served as a researcher at Tohoku University in Sendai, Japan from August 1993 to August 1994. Dr. Verhaverbeke received his Ph.D. in Chemical Engineering from K. U. Leuven, Belgium.

     ALAN E. WALTER co-founded the Company in 1984 and currently serves as Senior Vice President-Business Development, with primary responsibility for the Company's marketing efforts in the FPD industry. Prior to joining the Company, he was with the Cochrane Division of Crane Company, a producer of ultra-high purity water systems. Mr. Walter received his BS in Chemical Engineering from the University of Delaware. He is a named inventor on ten of the Company's patents.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     The Company's Common Stock is traded in The Nasdaq Stock Market under the symbol CFMT. The range of high and low closing prices for the Common Stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated below is as follows:

Fiscal 1997                                             HIGH       LOW
-----------                                             ----       ---

      1st Quarter....................................  $37.75    $ 8.25
      2nd Quarter ...................................   41.75     25.00
      3rd Quarter ...................................   37.75     25.25
      4th Quarter ...................................   40.88     14.00

Fiscal 1996
-----------

      3rd Quarter(1).................................  $11.00     $8.25
      4th Quarter ...................................   13.50      7.75


----------

(1) Commencing June 21, 1996, the day on which trading commenced following the effectiveness of the Company's initial public offering.

     These prices reflect inter-dealer quotations, without retail mark-ups, mark-downs or other fees or commissions, and may not necessarily represent actual transactions.

      As of January 20, 1998, the closing quotation for the Common Stock was $17.4375. As of January 20, 1998, there were approximately 160 holders of record and the Company believes that there were approximately 4000 beneficial owners of the Company's Common Stock.

     The Company has never declared or paid a cash dividend on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, for the development of its business. The declaration of any future dividends by CFM is within the discretion of its Board of Directors and will be dependent on the earnings, financial condition and capital requirements of CFM as well as any other factors deemed relevant by its Board of Directors.


ITEM 6. SELECTED FINANCIAL DATA.

     The following table contains certain selected consolidated financial data of the Company and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this report. The consolidated statement of income data for the fiscal years ended October 31, 1995, 1996 and 1997 and the consolidated balance sheet data as of October 31, 1996 and 1997 have been derived from the Consolidated Financial Statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The consolidated statement of income data for the fiscal years ended October 31, 1993 and 1994 and the consolidated balance sheet data as of October 31, 1994 and 1995 have been derived from the Consolidated Financial Statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports not included herein. The consolidated balance sheet data as of October 31, 1993 has been derived from unaudited financial statements. The unaudited financial statements include all adjustments, consisting only of normal adjustments, that the Company considers necessary for a fair presentation of the results of operations for such periods. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                          FISCAL YEAR ENDED OCTOBER 31,
                                 ---------------------------------------------
                                  1993     1994      1995     1996      1997
                                  ----     ----      ----     ----      ----
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net sales ...................   $11,840  $15,937   $23,430   $44,013   $75,772
Cost of sales ...............     6,752    9,114    13,463    23,317    40,072
                                -------  -------   -------   -------   -------
   Gross profit .............     5,088    6,823     9,967    20,696    35,700
                                -------  -------   -------   -------   -------
Operating Expenses:
    Research, development and
      Engineering ............      720    2,100     1,717     4,375     9,334
    Selling, general and
      administrative .........    2,273    3,150     5,972    11,679    19,360
                                -------  -------   -------   -------   -------
    Total operating expenses      2,993    5,250     7,689    16,054    28,694
                                -------  -------   -------   -------   -------
Operating income ............     2,095    1,573     2,278     4,642     7,006
Interest (income) ...........        (7)     (31)      (72)     (271)   (2,163)
Interest expense ............       762      828       245       428       281
                                -------  -------   -------   -------   -------
Income before income taxes ..     1,340      776     2,105     4,485     8,888
Income taxes.................       457      238       703     1,525     2,666
                                -------  -------   -------   -------   -------
Net income...................   $   883  $   538   $ 1,402   $ 2,960   $ 6,222
                                =======  =======   =======   =======   =======

Net income per share(1) .....                      $  0.35   $  0.61   $  0.80
                                                   =======   =======   =======
Weighted average common and
common equivalent shares (1)                         3,994     4,832     7,764

                                                OCTOBER 31,
                               --------------------------------------------
                                1993     1994      1995     1996      1997
                                ----     ----      ----     ----      ----
                                               (IN THOUSANDS)
BALANCE SHEET DATA:

Cash, cash equivalents and
  short-term investments ...  $  112  $ 1,106   $   408   $12,254   $ 46,181

Working capital ............   3,118    7,177     8,136    27,525     81,796

Total assets ...............   9,332   16,689    18,454    44,251    109,496

Long-term debt, less current
  portion ..................   5,610    7,820     3,005     2,525      2,571

Shareholders' equity .......     237    5,109     9,775    32,711     89,868


----------

(1) See Note 2 of the Notes to Consolidated Financial Statements for an explanation of the computation of net income per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     CFM Technologies, Inc. designs, manufactures and markets advanced wet processing equipment for sale to the worldwide semiconductor and flat panel display ("FPD") manufacturing industries. The Company was founded in 1984 and began commercial operations in 1990 following a period of technology and product development, during which time the Company's patented Full-Flow enclosed processing and Direct-Displace drying technologies were developed.

     The Company has derived substantially all of its revenues from the sale of a relatively small number of its systems, recent sales of which have ranged in price from approximately $1.3 million to $2.7 million. As of October 31, 1997, the Company has shipped over 120 systems to more than 30 semiconductor and FPD manufacturers worldwide. The Company has been undergoing a period of rapid growth with net sales during fiscal 1997 increasing by 72% over net sales for fiscal 1996. Net sales of Full-Flow systems to companies in the FPD manufacturing industry represented 24% and 20% of total net sales in fiscal 1997 and 1996, respectively. The Company believes that capital expenditures in the FPD manufacturing industry are subject to significant variations and expects that its FPD sales as a percentage of total sales will fluctuate as the Company attempts to penetrate new accounts. Sales of FPD Full-Flow systems to LG represented 88% of all FPD sales during fiscal 1997. The Company believes that FPD Full-Flow system sales will represent a smaller portion of total sales during fiscal 1998.

     The Company sells its systems worldwide and records a significant portion of its sales to customers outside the United States. In fiscal 1997, international sales constituted 65% of net sales, including sales to customers in Korea and Taiwan which represented 30% and 17% of total sales, respectively. In the fall of 1997, the currencies and economies of certain Asian countries, including Korea, came under pressure. Some of these Asian countries subsequently experienced currency devaluation, received external financial support and agreed to certain economic reorganization programs anticipated to reduce growth and credit demand. In December 1997, the Company received notification of an order cancellation as a result of these events. Adjusted for that cancellation, orders scheduled for shipment to Korea and Taiwan in the Company's backlog as of October 31, 1997 represented 22% and 32% of the total backlog, respectively. The Company was informed by a customer in Taiwan that the customer could not take delivery of an order scheduled to be shipped in October 1997 because of a fire in the customer's factory. This action caused a reduction of net sales for the fourth quarter of fiscal 1997 from the level previously anticipated by the Company. There can be no assurance that the recent economic events in Korea, Taiwan and other Asian countries will not continue to affect the Company's net sales. Cancellation of additional orders could have a material adverse effect on the Company.

     The Company has significantly increased its operations to support increased revenues, including the hiring of additional personnel, and has made and expects to continue to make substantial investments in research, engineering and development to support product development as well as sales and marketing to promote its products. In addition, the Company entered into several leases to allow it to expand its manufacturing capacity. There can be no assurance that the Company will be able to achieve a rate of growth or level of sales in any future period commensurate with its recent growth and its level of expenses. Future results will depend upon a variety of factors, including the timing of significant orders, the ability of the Company to bring new systems to market, the timing of new product releases by the Company's competitors, patterns of capital spending by the Company's customers, the impact of economic controls in countries where the Company does business, market acceptance of new or enhanced versions of the Company's systems, changes in pricing by the Company or its competitors and the volatility of the semiconductor and FPD industries and of the markets served by the Company's customers.

     The Company's gross margin has been and will continue to be affected by a variety of factors including the mix and average selling prices of systems and the mix of sales to domestic and international markets. The Company pays significant commissions to agents on sales in East Asia. As a result, gross margin and selling, general and administrative expenses as a percentage of net sales have in the past and will continue in the future to fluctuate based to a large extent on changes in proportion of net sales in East Asia.

RESULTS OF OPERATIONS

     The following table sets forth the components of the Company's statements of income for the fiscal years ended October 31, 1997, 1996 and 1995, expressed as a percentage of net sales:

                                             FISCAL YEAR ENDED OCTOBER 31,
                                           ---------------------------------
                                             1997       1996        1995
                                             ----       ----        ----
Net sales ..............................    100.0%     100.0%      100.0%
Cost of sales ..........................     52.9       53.0        57.5
                                            -----      -----       -----
        Gross profit ...................     47.1       47.0        42.5
                                            -----      -----       -----
Operating expenses:
     Research, development and
       engineering .....................     12.3       10.0         7.3
     Selling, general and
       administrative ..................     25.6       26.5        25.5
                                            -----      -----       -----
         Total operating expenses ......     37.9       36.5        32.8
                                            -----      -----       -----
Operating income .......................      9.2       10.5         9.7
Interest (income) expense, net .........     (2.5)       0.3         0.7
                                            -----      -----       -----
Income before income taxes .............     11.7       10.2         9.0
Income taxes ...........................      3.5        3.5         3.0
                                            -----      -----       -----
Net income .............................      8.2%       6.7%        6.0%
                                            =====      =====       =====

     Net Sales. Net sales increased 88% from $23.4 million in fiscal 1995 to $44.0 million in fiscal 1996 and 72% to $75.8 million in fiscal 1997. In fiscal 1996 and fiscal 1997, these increases resulted primarily from increased demand for the Company's Full-Flow systems by companies in the semiconductor and FPD industries as the Company's customers equipped new facilities or expanded facilities, resulting in multiple systems purchases by some of the Company's major customers, and initial sales to new customers. Net sales for fiscal 1996 and fiscal 1997 included sales of Full-Flow systems to companies in the FPD manufacturing industry representing approximately 20% and 24% of net sales, respectively. The Company believes that capital expenditures in the FPD manufacturing industry are subject to significant variations and expects that its FPD sales as a percentage of total sales will fluctuate as the Company attempts to penetrate new accounts. Sales of FPD Full-Flow systems to LG Semiconductor, a manufacturer located in Korea, represented 88% of all FPD sales during fiscal 1997. The Company believes that FPD Full-Flow system sales will represent a smaller portion of net sales during fiscal 1998. International sales represented 52%, 63% and 65% of total net sales, in fiscal 1995, 1996 and 1997, respectively. The number of international customers receiving shipments of the Company's systems increased in both fiscal 1996 and 1997. The Company expects international sales to continue to represent a significant portion of its net sales as a result of continuing expansion of its international sales, service and support organization. For a description of recent economic events in Korea, Taiwan and other Asian countries and their effects on the Company, see "Overview".

     Gross Profit. Gross profit as a percentage of net sales increased to 47.0% in fiscal 1996 from 42.5% in fiscal 1995 due to increases in manufacturing and procurement efficiencies because of increased volume. Gross margin in fiscal 1997 remained substantially constant at 47.1%. The level of gross profit in fiscal 1996 and fiscal 1997 can be attributed to a mix of increases in sales prices, changes in product mix, reductions in the cost of component parts due to volume and manufacturing efficiencies resulting from increased volume and the expansion of the Company's manufacturing facilities.

     Research, Development and Engineering. Research, development and engineering expenses increased from $1.7 million or 7.3% of net sales in fiscal 1995 to $4.4 million or 10.0% of net sales in fiscal 1996 and further increased to $9.3 million or 12.3% of net sales in fiscal 1997. The substantial increase in research, development and engineering spending in fiscal 1996 is attributable to the Company's completion in March 1996 of development of a Full-Flow system configured to process 100 wafers per vessel and the release of this system's design to the Company's manufacturing division. In addition, during fiscal 1996 the Company incurred substantial research, development and engineering expenses in support of the development of its first Full-Flow system for use in manufacturing flat panel displays. The further significant increase in research, development and engineering spending which occurred in fiscal 1997 is attributable to the development of a much larger Full-Flow FPD system which was first delivered in June 1997. Additionally, the Full-Flow 8150, capable of processing 150 wafers in a single vessel, was introduced in October 1997. The Company is developing a version of the Full-Flow platform to process 300mm semiconductor wafers and anticipates that production systems will be available for shipment in the first half of fiscal 1998. The Company believes that a substantial investment in research, development and engineering is critical to maintaining a strong technological position and accordingly expects such expenses in fiscal 1998 will increase over the 1997 level.

     Selling, General and Administrative. Selling, general and administrative expenses increased from $6.0 million or 25.5% of net sales in fiscal 1995 to $11.7 million or 26.5% of net sales in fiscal 1996 and to $19.4 million or 25.6% of net sales in fiscal 1997. The increases in fiscal 1996 and 1997 resulted primarily from increases in sales and marketing costs related to increased customer support and increased international sales, and legal expenses related to litigation undertaken to protect one of the Company's patents. The Company believes that selling, general and administrative expenses will increase in fiscal 1998 and beyond, as increased personnel and sales and support expenses are anticipated in connection with the Company's efforts to increase its net sales and as the Company continues to invest in developing and protecting its patents and other intellectual property rights.

     Interest (Income) Expense, Net. Interest expense, net of interest income, of $0.2 million in fiscal 1995 and 1996 represented 0.7% and 0.3% of net sales, respectively. In fiscal 1997, interest income, net of interest expense, was $1.9 million or 2.5% of net sales. The Company incurred interest expenses due to intra-period borrowings on its revolving line of credit during fiscal 1995 and 1996 which borrowings were utilized to support the Company's increased working capital requirements. In fiscal 1997, net interest income was earned as a result of the investment of funds not immediately required for the Company's operations which were available as a result of the Company's initial public offering in June 1996 and a follow-on offering in February 1997.

     Income Taxes. The Company's effective tax rate increased from 33.4% in fiscal 1995 to 34.0% in fiscal 1996 and decreased to 30.0% in fiscal 1997. The rate for fiscal 1995 reflects a reduction in the research and development tax credit because of lower research, development and engineering expenses. The rate for fiscal 1996 reflects the unavailability of the research and development tax credit during the majority of the year. In contrast, the rate for fiscal 1997 reflects tax benefits from the research and development tax credit along with significant tax benefits from the Company's Foreign Sales Corporation as a result of the Company's export sales.


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has funded its capital requirements through funding from two research and development limited partnerships, the sale of private equity securities, the Company's initial public offering of Common Stock completed in June 1996, a follow-on offering of Common Stock completed in February 1997 and, to a lesser extent, bank borrowings and equipment leases. As of October 31, 1997, the Company had $46.2 million in cash, cash equivalents and short-term investments and $81.8 million in working capital.

     Net cash used in operating activities was $0.4 million, $3.6 million and $12.1 million for fiscal 1995, 1996 and 1997, respectively. Increases in accounts receivable and inventories were $6.2 million and $4.3 million, respectively, in fiscal 1996 and $18.3 million and $8.0 million, respectively, in fiscal 1997. During fiscal 1997, accounts receivable increased due to higher revenues and customer payment delays due to added review on initial sales of production systems by customer production personnel prior to receivable payment. This review is sometimes time consuming and precedes receipt of the final payment amount negotiated as a part of the original purchase agreement. Subsequent deliveries of similar products usually result in significantly more rapid collection of final amounts owed. A similar situation can occur with initial installations at new customer sites as personnel unfamiliar with Full-Flow systems receive training. Accounts receivable balances are expected to continue to fluctuate with the volume of shipments of certain products and of products to new customer sites.

     Purchases of property, plant and equipment were $2.9 million and $4.3 million in fiscal 1996 and 1997, respectively. These expenditures were primarily related to fit-up of the Company's new leased office facility and acquisition of an advanced three-dimensional computer-aided design system for use in the Company's research, development and engineering activities in fiscal 1996 and for improvements in information systems infrastructure, expansion of the Company's applications laboratory, additional customer and employee training facilities and expanded production capacity in fiscal 1997.

     During fiscal 1997, the Company leased an additional 22,000 square feet of space in a facility in the same industrial park as its owned manufacturing and leased administrative facilities to house a portion of the Company's production operations and its customer satisfaction function. The Company also entered into a lease with a minimum term of 20 years for two facilities, a 60,000 square foot production facility and a 80,000 square foot office facility, to be built in Exton, Pennsylvania, approximately 7 miles from the site of the Company's current operations. The Company intends to retain its owned facility in West Chester, Pennsylvania for use in manufacturing, customer and employee training and research and development while moving all other functions to Exton late in the fall of 1998.

     The Company has a relationship with a commercial bank which includes a mortgage on the Company's manufacturing facility in the amount of $0.9 million and a $7.5 million revolving demand line of credit. The mortgage bears interest at an annual rate of 8.9%. The line of credit is unsecured and borrowings are at an interest rate equal to such bank's prime rate. There were no borrowings at October 31, 1997.

     The Company also has mortgage notes payable to the Pennsylvania Industrial Development Authority in the amount of $0.6 million bearing interest at 2.0% and to the Chester County Development Council in the amount of $0.1 million bearing interest at 5.0%. In addition, the Company has outstanding capital lease obligations in the amount of $1.6 million bearing interest at rates ranging from 7% to 12% per annum.

     The Company had outstanding accounts receivable of approximately $15.1 million and $33.4 million as of October 31, 1996 and 1997, respectively. No allowance for doubtful accounts receivable has been recorded as the Company believes that all such accounts receivable are fully realizable.

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

     The discussions above regarding the Company's expectations of future sales, gross profits, research, development and engineering expenses, selling, general and administrative expenses, product introductions and cash requirements include certain forward-looking statements on these subjects. As such, actual results may vary materially from such expectations. Factors which could cause actual results to differ from expectations include variations in the level of orders, which can be affected by general economic conditions and growth rates in specific geographic areas where the Company may have a concentration of business, in the semiconductor and FPD manufacturing industries and in the markets served by the Company's customers, the international economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by the Company or its competitors, ability to manage growth, risks of non-payment of accounts receivable, changes in budgeted costs or failure to realize a successful outcome to pending patent litigation, all of which constitute significant risks. There can be no assurance that the Company's results of operations will not be adversely affected by one of more of these factors.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     During fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " (SFAS No. 121) which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets where disposal is expected. The adoption of SFAS No. 121 did not have any impact on the Company's financial position or results of operations.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No.128). SFAS No. 128 is effective for fiscal years beginning after December 15, 1997. SFAS No. 128 simplifies the earnings per share (EPS) calculation by replacing primary EPS with basic EPS and replacing fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. Early application is prohibited, although footnote disclosure of pro forma EPS amounts are required. Pro forma basic EPS and diluted EPS would have been as follows:

                                                            Year Ended
                                                            October 31,
                                                    ---------------------------
                                                     1997      1996        1995
                                                     ----      ----        ----

Pro forma basic earnings per share ............     $ .85      $ .64      $ .37
Pro forma diluted earnings per share ..........     $ .80      $ .61      $ .35
Weighted average common shares outstanding used
  for pro forma basic earnings per share (000) 7,318 4,624 3,802 Dilutive effect of common stock options
  outstanding (000) ...........................       446        207        192
Weighted average common and common
equivalent shares
outstanding used for pro forma
  diluted earnings per share (000) ............     7,764      4,831      3,994


     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, " Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Management believes that the adoption of SFAS No. 130 will not have a material impact on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 applies to all public companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. Management believes the adoption of SFAS No. 131 will not have a material impact on the Company's financial statements.


EFFECTS OF INFLATION

     Inflation has not been a material factor affecting the Company's business.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The audited financial statements of the Company appear beginning on Page F-1 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to the Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to the Proxy Statement.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


FINANCIAL STATEMENTS

     The financial statements and financial statement information required by this Item are included on pages F-1 through F-22 of this report. The Report of Independent Public Accountants appears on page F-2 of this report. All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.


EXHIBITS

      The following is a list of exhibits. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

EXHIBIT
NUMBER
------

3.1       Articles of Incorporation of CFM Technologies, Inc., as amended*

3.1.1     Amendment to Articles of Incorporation.**

3.2       By-Laws of CFM Technologies, Inc.*

4.1       Form of Common Stock Certificate.*

4.2 Statement with Respect to Shares filed with the Pennsylvania Department of State on May 1, 1997.

10.1 Employment Agreement dated as of January 9, 1995 by and between CFM Technologies, Inc. and Lorin Jeffry Randall.*

10.2 Stock Option Agreement dated March 18, 1991 between CFM Technologies, Inc. and Burton McGillivray, as extended and amended on June 11,1993 and as amended on September 25, 1994.*

10.3 Stock Option Agreement dated as of December 9, 1994 by and between CFM Technologies,Inc. and Milton Stearns, as amended on November 3, 1995.*

10.4      CFM Technologies, Inc. Annual Profit Sharing Plan.*

10.4.1    Amendment to CFM Technologies, Inc. Annual Profit Sharing Plan.***

10.5      CFM Technologies, Inc. 1992 Employee Stock Option Plan.*

10.6      Amended and Restated CFM Technologies, Inc. 1995 Incentive Plan.****

10.7 Amended and Restated CFM Technologies, Inc. Non-Employee Directors' Stock Option Plan.****

10.8      CFM Technologies, Inc. Employee Stock Purchase Plan.*

10.9 Rights Agreement dated as of April 24, 1997 between CFM Technologies, Inc. and American Stock Transfer and Trust Co., as Rights Agent.*****

10.10 Distributor Agreement dated November 28, 1991 by and between ANAM Semiconductor Design Co., Ltd. and CFM Technologies, Incorporated, and supplement to the Distributor Agreement dated August 26,1994.*

10.11 Distributor Agreement dated March 3, 1992 by and between Innotech Corporation and CFM Technologies, Inc., as modified on June 15,1994.*

10.12 Lease Agreement dated October 10, 1995 by and between Hough/Loew Construction, Inc. and CFM Technologies. Inc. and Addendum to Lease Agreement dated October 10,1995.*

10.12.1 Amendment Number Two to Lease Agreement dated April 30, 1996 by and between and CFM Technologies. Inc. Hough/Loew Construction, Inc.***

10.13 Commercial Lease Agreement dated December 16, 1996 between CFM Technologies, Inc. and Devereau Properties, Inc.***

10.13.1 First Amendment to Commercial Lease Agreement dated August 22, 1997 between CFM Technologies, Inc. and Devereau Properties, Inc.

10.14 Loan Agreement dated July 27, 1994 by and between Chester County Development Council("CCDC") and CFM Technologies, Incorporated.*

10.15 $100,000 Mortgage dated as of July 27, 1994, CFM Technologies, Incorporated to CCDC.*

10.16 Guaranties dated October 13, 1995 executed by CFMT, Inc. and CFM International Corp. in favor of Corestates Bank, N.A. ("CoreStates").*

10.17 Mortgage dated February 16, 1994 between CFM Technologies, Incorporated and Corestates.*

10.18 $150,000 Commercial Promissory Note dated September 28, 1994 from CFM Technologies, Incorporated to Corestates.*

10.19 $100,000 Commercial Promissory Note dated August 11, 1994 from CFM Technologies, Incorporated to Corestates.*

10.20 Assignment of Leases, Rents, Agreements of Sale, Licenses and Permits dated February 16, 1994 by CFM Technologies, Inc. to CoreStates.*

10.21 Agent Agreement dated December 16, 1996 between CFM Technologies, Inc. and Ampoc Far East Company Limited.***

10.22 Letter Agreement dated March 25, 1996 between CoreStates and CFM Technologies, Inc. and $7,500,000 Master Demand Note dated April 1, 1996 from CFM Technologies, Inc. to CoreStates.*

10.23 Lease Agreement dated July 16, 1997 between CFM Technologies, Inc. and CFM Partners (No relationship with CFM Technologies, Inc.).

10.24 Agent Agreement dated April 15, 1997 by and between Aneric Enterprise PTE Limited and CFM Technologies, Inc.

10.25 Agent Agreement dated October 29, 1997 by and between Silicon International Ltd. and CFM Technologies, Inc.

11        Statement re computation of per share earnings.

21        Subsidiaries of the Registrant.

23.1      Consent of Arthur Andersen LLP.

27        Financial Data Schedule.

-----------

* Incorporated by reference to the Registrant's Registration Statement Form S-1 (Registration No. 33-80359) declared effective on June 18, 1996.

** Incorporated by reference to the Registrant's definitive Proxy Statement dated and filed on February 13, 1997.

*** Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-20325), filed on January 24, 1996, and the Amendment No. 1 to such Registration Statement filed on January 27, 1996.

**** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.

***** Incorporated by reference to the Registrant's Registration Statement on Form 8-A filed on April 24, 1997.


REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter ended October 31, 1997.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants ................................F-2

Consolidated Balance Sheets as of October 31, 1997 and 1996 .............F-3

Consolidated Statements of Income for the years ended
      October 31, 1997, 1996 and 1995 ...................................F-4

Consolidated Statements of Shareholders' Equity for the years ended
      October 31, 1997, 1996 and 1995....................................F-5

Consolidated Statements of Cash Flows for the years ended
      October 31, 1997, 1996 and 1995 ...................................F-6

Notes to Consolidated Financial Statements ..............................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To CFM Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of CFM Technologies, Inc. (a Pennsylvania corporation) and subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CFM Technologies, Inc. and subsidiaries as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.



                               Arthur Andersen LLP


Philadelphia, Pa.,
December 12, 1997

                  CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                       OCTOBER 31,   OCTOBER 31,
                                                          1997          1996
                                                          ----          ----
                                                            (IN THOUSANDS)
                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ..................      $  26,865       $   9,308
    Short-term investments .....................         19,316           2,946
    Accounts receivable ........................         33,392          15,090
    Inventories ................................         16,081           8,047
    Prepaid expenses and other .................          1,709             362
    Deferred income taxes ......................          1,371             641
                                                      ---------       ---------
       Total current assets ....................         98,734          36,394
                                                      ---------       ---------
PROPERTY, PLANT AND EQUIPMENT:
    Land .......................................            540             540
    Building and improvements ..................          3,782           3,180
    Machinery and equipment ....................          8,106           4,075
    Furniture and fixtures .....................          1,337             934
                                                      ---------       ---------
                                                         13,765           8,729
    Less - Accumulated depreciation and
       amortization ............................         (3,562)         (1,268)
                                                      ---------       ---------
         Net property, plant and equipment .....         10,203           7,461
                                                      ---------       ---------
OTHER ASSETS ...................................            559             396
                                                      ---------       ---------
                                                      $ 109,496       $  44,251
                                                      =========       =========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt ..........      $     617       $     489
    Accounts payable ...........................          7,709           4,929
    Accrued expenses ...........................          8,612           3,451
                                                      ---------       ---------
        Total current liabilities ..............         16,938           8,869
                                                      ---------       ---------
LONG-TERM DEBT .................................          2,571           2,525
                                                      ---------       ---------
DEFERRED INCOME TAXES ..........................            119             146
                                                      ---------       ---------
COMMITMENTS AND CONTINGENCIES (Note 16)

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value; 1,000,000
      authorized shares; no shares issued or
      outstanding ..............................           --              --
    Common stock, no par value; 30,000,000
      authorized shares; 7,913,588 and 6,052,924
      shares issued and outstanding ............         80,762          29,592
    Deferred compensation ......................           (235)           --
    Retained earnings ..........................          9,341           3,119
                                                      ---------       ---------
        Total shareholders' equity .............         89,868          32,711
                                                      ---------       ---------
                                                      $ 109,496       $  44,251
                                                      =========       =========

  The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                 YEAR ENDED OCTOBER 31,
                                         -------------------------------------
                                          1997            1996          1995
                                          ----            ----          ----
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

NET SALES ........................      $ 75,772       $ 44,013       $ 23,430
COST OF SALES ....................        40,072         23,317         13,463
                                        --------       --------       --------
     Gross profit ................        35,700         20,696          9,967
                                        --------       --------       --------
OPERATING EXPENSES:
  Research, development and
    engineering ..................         9,334          4,375          1,717
  Selling, general and
    administrative ...............        19,360         11,679          5,972
                                        --------       --------       --------
     Total operating expenses ....        28,694         16,054          7,689
                                        --------       --------       --------
     Operating income ............         7,006          4,642          2,278

INTEREST (INCOME) ................        (2,163)          (271)           (72)
INTEREST EXPENSE .................           281            428            245
                                        --------       --------       --------
  Income before income taxes .....         8,888          4,485          2,105
INCOME TAXES .....................         2,666          1,525            703
                                        --------       --------       --------
NET INCOME .......................      $  6,222       $  2,960       $  1,402
                                        ========       ========       ========
NET INCOME PER SHARE .............      $   0.80       $   0.61       $   0.35
                                        ========       ========       ========
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES ..............         7,764          4,831          3,994
                                        ========       ========       ========











  The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                             DEFERRED    RETAINED
                                          COMMON STOCK       COMPEN-     EARNINGS
                                        SHARES    AMOUNT     SATION      (DEFICIT)    TOTAL
                                        ------    ------     ------      ---------    -----
                                                            (IN THOUSANDS)

BALANCE, OCTOBER 31, 1994 ..........     3,393   $ 6,352     $   --      $(1,243)   $ 5,109

  Common stock issued for services .         2        15         --         --           15

  Exchange of common stock for
    Partnership Interests ..........       408     3,249         --         --        3,249

  Net income .......................      --        --           --        1,402      1,402
                                         -----   -------     -------     -------    -------
BALANCE, OCTOBER 31, 1995 ..........     3,803     9,616         --          159      9,775

  Proceeds from sale of common           2,250    19,976         --         --       19,976
    stock, net
  Net income .......................      --        --           --        2,960      2,960
                                         -----   -------     -------     -------    -------
BALANCE, OCTOBER 31, 1996 ..........     6,053    29,592         --        3,119     32,711

  Proceeds from sale of common
    stock, net .....................     1,751    49,288         --         --       49,288
  Proceeds from exercise of
    stock options...................        96       545         --         --          545
  Tax benefit from exercise of stock
    options ........................      --         764         --         --          764
  Deferred compensation charge .....      --         317        (317)       --         --
  Amortization of deferred
   compensation.....................      --        --            82        --           82
  Common stock issued under
    Employee Stock Purchase Plan ...        14       256         --         --          256
  Net income .......................      --        --           --        6,222      6,222
                                         -----   -------     -------     -------    -------
BALANCE, OCTOBER 31, 1997 ..........     7,914   $80,762     $  (235)    $ 9,341    $89,868
                                         =====   =======     =======     =======    =======








  The accompanying notes are an integral part of these financial statements.

                  CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    Year Ended October 31,
                                                         ----------------------------------------
                                                            1997            1996           1995
                                                            ----            ----           ----
                                                                       (In thousands)
OPERATING ACTIVITIES:
    Net income .....................................      $  6,222       $  2,960       $  1,402
    Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation and amortization ................         2,317            881            224
      Deferred compensation ........................            82           --             --
      Deferred income tax benefit ..................          (757)           (41)          (251)
      (Increase) in:
        Accounts receivable ........................       (18,302)        (6,204)        (2,887)
        Inventories ................................        (8,034)        (4,347)          (358)
        Prepaid expenses and other .................        (1,347)          (178)           (12)
        Other assets ...............................          (186)           (59)           (94)
      Increase in:
        Accounts payable ...........................         2,780          2,392          1,044
        Accrued expenses ...........................         5,161            963            567
                                                          --------       --------       --------
          Net cash used in operating activities ....       (12,064)        (3,633)          (365)
                                                          --------       --------       --------

INVESTING ACTIVITIES:
    Purchases of short-term investments ............       (44,245)        (4,366)          --
    Proceeds from short-term investments ...........        27,875          1,420           --
    Purchases of property, plant and equipment .....        (4,286)        (2,891)        (1,311)
                                                          --------       --------       --------
          Net cash used in investing activities ....       (20,656)        (5,837)        (1,311)
                                                          --------       --------       --------

FINANCING ACTIVITIES:
    Payments on long-term debt .....................          (576)        (1,606)          (388)
    Proceeds from long-term debt ...................          --             --            1,241
    Proceeds from sale of common stock, net ........        49,544         19,976            125
    Proceeds from exercise of stock options ........           545           --             --
    Tax benefits from exercise of stock options ....           764           --             --
                                                          --------       --------       --------
        Net cash provided by financing activities ..        50,277         18,370            978
                                                          --------       --------       --------

NET INCREASE(DECREASE)IN CASH
  AND CASH EQUIVALENTS .............................        17,557          8,900           (698)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....         9,308            408          1,106
                                                          --------       --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........      $ 26,865       $  9,308       $    408
                                                          ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest expense .................      $    284       $    444       $    197
    Cash received for interest income ..............         1,975            251             72
    Cash paid for income taxes .....................         2,031          1,949            730
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
     Machinery acquired under capital leases .......      $    750       $  1,041       $    398
     Common stock issued for Partnership interests .          --             --            3,249
     Common stock issued for services ..............          --             --               15



  The accompanying notes are an integral part of these financial statements.

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

Cash, Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments are carried at amortized cost which equals market value. The investments have various maturity dates which do not exceed one year. All of the Company's short-term investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Therefore any unrealized holding gains or losses would be presented as a separate component of shareholders' equity. At October 31, 1997 and 1996, there were no material unrealized holding gains or losses. The gross proceeds from sales and maturities of investments were $27,875,000 and $1,420,000 for the years ended October 31, 1997 and 1996. Gross realized gains and losses for the years ended October 31, 1997 and 1996 were not material. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

     Cash and cash equivalents and short-term investments consisted of the following:

                                                        October 31,
                                                ----------------------------
                                                   1997              1996
                                                   ----              ----
Cash and cash equivalents:
      Municipal and government securities.      $17,402,000      $      --
      Money market funds and demand
         accounts ........................             --          4,257,000
      Commercial paper ...................        5,283,000          495,000
      Repurchase agreements ..............        4,180,000        4,556,000
                                                -----------      -----------
                                                $26,865,000      $ 9,308,000
                                                ===========      ===========

Short-term investments:
       Municipal and government securities      $15,684,000      $      --
       Commercial paper ..................        3,632,000        1,472,000
       Mortgage-backed government
         securities ......................             --          1,474,000
                                                -----------      -----------
                                                $19,316,000      $ 2,946,000
                                                ===========      ===========

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

     Depreciation and amortization are provided using the straight-line method based on the estimated useful lives of the assets as follows:

     Building and improvements ..................      5-40 years
     Machinery and equipment ....................      3-10 years
     Furniture and fixtures .....................      5-10 years


     Depreciation and amortization expense was $2,294,000, $862,000 and $207,000 in fiscal 1997, 1996 and 1995, respectively.

Revenue Recognition

     Net sales are generally recognized upon shipment of the system and, if recognized prior to shipment, upon completion of customer inspection or acceptance where risk of loss is transferred to the customer. The estimated costs of system installation and warranty are accrued when the related sale is recognized.

Research, Development and Engineering Expenses

     Research, development and engineering expenses are charged to expense as incurred. Research, development and engineering expenses were net of reimbursement of $890,000, $1,592,000 and $232,000 in fiscal 1997, 1996 and
1995, respectively.

     Engineering expenses consist of personnel and material costs related to the development of new products and the integration of existing products into application-specific systems.

Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires the liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. The Company's customer base principally comprises companies within the semiconductor industry, which historically has been volatile. The Company does not require collateral from its customers.

Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and debt instruments. The book values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values. None of the Company's debt instruments that are outstanding as of October 31, 1997 have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company's various debt instruments.

Net Income Per Share

     Net income per common share was calculated by dividing net income by the weighted average number of common shares outstanding for the respective period adjusted for the dilutive effect of common stock equivalents, which consist of stock options using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued by the Company during the twelve months immediately preceding the initial public offering in June 1996, plus the number of common equivalent shares which became issuable during the same period pursuant to the grant of common stock options, have been included in the calculation of the shares used in computing net income per share for fiscal 1996 and 1995 as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price of $10.00 per share).

New Accounting Pronouncements

     During fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of "(SFAS No. 121) which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets where disposal is expected. The adoption of SFAS No. 121 did not have any impact on the Company's financial position or results of operations.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No.128). SFAS No. 128 is effective for fiscal years beginning after December 15, 1997. SFAS No. 128 simplifies the earnings per share (EPS) calculation by replacing primary EPS with basic EPS and replacing fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. Early application is prohibited, although footnote disclosure of pro forma EPS amounts are required. Pro forma basic EPS and diluted EPS would have been as follows:

                                                           Year Ended
                                                           October 31,
                                                  ----------------------------
                                                    1997      1996        1995
                                                    ----      ----        ----

Pro forma basic earnings per share ............    $ .85      $ .64      $ .37

Pro forma diluted earnings per share ..........    $ .80      $ .61      $ .35

Weighted average common shares outstanding used
  for pro forma basic earnings per share (000)     7,318      4,624      3,802

Dilutive effect of common stock options
  outstanding (000) ...........................      446        207        192

Weighted average common and common equivalent
  shares outstanding used for pro forma diluted
  earnings per share (000) ....................    7,764      4,831      3,994


     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 " Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Management believes that the adoption of SFAS No. 130 will not have a material impact on the financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 applies to all public companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. Management believes that the adoption of SFAS No. 131 will not have a material impact on the financial statements.

     Reclassifications

     Certain reclassifications of previously reported balances have been made to conform with the current year classification of such balances.


3.  ACCOUNTS RECEIVABLE:
                                                            October 31,
                                                   ----------------------------
                                                       1997            1996
                                                       ----            ----

Billed...........................................  $21,944,000     $10,558,000

Unbilled.........................................   11,448,000       4,532,000
                                                   -----------     -----------
                                                   $33,392,000     $15,090,000
                                                   ===========     ===========

     Unbilled receivables represent final retainage amounts to be billed upon completion of the installation process.

     As of October 31, 1997 the Company had outstanding accounts receivable totaling $10,939,000 from one customer who purchased several of the Company's systems for Korean installations.

     No allowance for doubtful accounts receivable has been recorded because the Company believes that all such accounts receivable are fully realizable.

4.  INVENTORIES:
                                                            October 31,
                                                   ---------------------------
                                                        1997            1996
                                                        ----            ----

Raw material.....................................  $ 8,373,000      $4,267,000
Work in progress.................................    7,708,000       3,780,000
                                                   -----------      ----------
                                                   $16,081,000      $8,047,000
                                                   ===========      ==========

5.  LINE OF CREDIT:

     The Company has a $7,500,000 unsecured demand line of credit with a bank. The line of credit agreement does not have a stated maturity or expiration date; however, outstanding borrowings are due upon demand by the bank. Interest is charged at the bank's prime rate and was 8.25% and 8.75% at October 31, 1997 and 1996, respectively. The line also provides for the issuance of letters of credit. As of October 31, 1997 and 1996, the Company had no borrowings on the line. The line of credit requires the Company to maintain certain financial and other covenants, including a minimum tangible net worth and minimum cash flow to debt service coverage ratio.


6.  ACCRUED EXPENSES:

                                                          October 31,
                                                   ------------------------
                                                      1997           1996
                                                      ----           ----
Warranty and installation costs..............      $2,277,000    $1,069,000
Payroll and payroll related..................       1,932,000     1,010,000
Accrued commissions .........................       3,080,000     1,004,000
Other..........................................     1,323,000       368,000
                                                   ----------    ----------
                                                   $8,612,000    $3,451,000
                                                   ==========    ==========

7.  LONG-TERM DEBT:

                                                                                     October 31,
                                                                            ----------------------------
                                                                                1997           1996
                                                                                ----           ----
Mortgage note payable to bank, payable in monthly installments of $6,250 plus interest at 8.9% through February 2009, collateralized by land
   and building ......................................................      $  850,000     $   925,000

Mortgage note payable to Pennsylvania Industrial Development Authority
   (PIDA), payable in monthly installments of $4,363 including interest
   at 2% through August 2009, collateralized by land and building.......       551,000         592,000

Mortgage note payable to Chester County Development Council, payable in monthly installments of $1,067 including interest at 5% through
   August 2004, collateralized by land and building.....................        74,000          82,000

Term notes payable to bank, payable in monthly installments of $5,834 plus interest at the bank's prime rate plus 1% through August 1999,
   collateralized by certain assets.....................................       123,000         194,000

Capitalized lease obligations, lease periods expiring at various dates through 2002, interest rates range from 7% to 12%, collateralized by
   the leased assets....................................................     1,590,000       1,221,000
                                                                           -----------      ----------
                                                                            33,188,000       3,014,000

 Less - Current portion ................................................      (617,000)       (489,000)
                                                                           ------------     ----------
                                                                           $ 2,571,000      $2,525,000
                                                                           ===========      ==========


     Maturities of long-term debt as of October 31, 1997 are as follows:


    FISCAL YEAR
    -----------
        1998.......................$  617,000
        1999 ......................   610,000
        2000 ......................   534,000
        2001 ......................   422,000
        2002 ......................   159,000
        2003 and therefter ........   846,000
                                   ----------
                                   $3,188,000
                                   ==========

     The mortgage note due to PIDA contains certain financial covenants, the most restrictive of which requires minimum levels of shareholders' equity.

     The Company leases machinery and equipment and furniture and fixtures under capital leases expiring in various years through 2002. The assets and liabilities under these leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their estimated useful lives since ownership will transfer upon lease expiration. The net book value of equipment under capitalized lease obligations as of October 31, 1997 is $1,494,000. The minimum lease payments, including interest, under the capital lease obligations as of October 31, 1997 are $545,000, $496,000, $437,000, $292,000 and $16,000 for fiscal 1998, 1999,
2000, 2001 and 2002, respectively.


8.  RESEARCH AND DEVELOPMENT LIMITED PARTNERSHIPS:

     In 1984 and 1985, the Company entered into research and development agreements with two related party limited partnerships (the Partnerships), in which the Company was the general partner. A significant number of the individuals who were limited partners were also significant shareholders of the Company. Due to this related party relationship, the cash that was paid by the Partnerships to the Company was recorded as an obligation due to the Partnerships and interest was accrued thereon. In April 1987 and September 1988, the Company exercised its purchase options to acquire the Partnerships' technologies, which resulted in an aggregate liability of $2,184,000. The obligation due to the Partnerships increased by scheduled amounts which aggregated $5,030,000 through October 31, 1994 and were recorded as interest expense. In fiscal 1994, $728,000 of interest expense was recorded. The Company made payments to the Partnerships of $1,612,000 on a cumulative basis through October 31, 1994. As of October 31, 1994, deferred taxes of $2,353,000 were recorded for differences in financial statement and income tax reporting with respect to this obligation. On November 1, 1994, the Company exchanged 408,339 shares of its common stock for the assets of the Partnerships, which consisted primarily of the Company's obligation to the Partnerships. The fair value of these common shares approximated the obligation due to the Partnerships, net of tax. Accordingly, no gain or loss was recognized as a result of this transaction.

9.  SHAREHOLDERS' EQUITY:

     On April 17, 1997, the Company's Board of Directors adopted a Shareholder Rights Plan designed to protect the Company's shareholders in the event of an attempt to acquire control of the Company on terms which do not deal fairly with all of the Company's shareholders. Terms of the Rights Plan provide for a dividend distribution of one right for each share of Common Stock to holders of record at the close of business on May 9, 1997. The rights will become exercisable only in the event, with certain exceptions, an acquiring party accumulates, or announces an offer to acquire, 20% or more of the Company's Common Stock. The rights will expire on April 24, 2007. Each right will entitle the holder to buy one one-hundredth of a share of a new series of preferred stock at a price of $180. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either Company stock or shares in an "acquiring entity" at half of market value. The Company will generally be entitled to redeem the rights at $.001 per right at any time until the tenth day following the acquisition of 20% of its Common Stock.

     On February 19, 1997, the Company consummated a follow-on public offering of its Common Stock. The Company sold 1,750,500 (including the underwriters' over-allotment) shares of its Common Stock, no par value, at an offering price of $30.00 per share. After deducting the underwriters' discount and other offering expenses, the net proceeds to the Company were $49,288,000.

     On June 21, 1996, the Company consummated an initial public offering of its Common Stock. The Company sold 2,249,661 (including the underwriters' over-allotment) shares of its Common Stock, no par value, at an initial public offering price of $10.00 per share. After deducting the underwriters' discount and other offering expenses, the net proceeds to the Company were $19,976,000.

     On December 19, 1995, the Company's Board of Directors adopted, and on January 3, 1996, the Company's shareholders approved the Employee Stock Purchase Plan (Purchase Plan). The Purchase Plan allows eligible employees to purchase up to 300,000 shares of common stock at the lower of 85% of the fair market value of the stock on the first or last day of the applicable six month purchase period. Eligible employees were able to participate in the Purchase Plan beginning on October 1, 1996 through payroll withholding of up to $500 per pay period. As of October 31, 1997 and 1996, employee withholdings included in accrued expenses were $42,000 and $10,000, respectively. During fiscal 1997, 13,829 shares of Common Stock were issued under the Purchase Plan. No shares were issued under the Purchase Plan as of October 31, 1996.


10. STOCK OPTIONS:

     The Company has a stock option plan (the 1992 Plan) whereby 409,163 common shares were issued to key management personnel, directors and consultants at exercise prices not less than fair market value. The options have vesting terms set by the Executive Compensation and Stock Option Committee of the Board of Directors and expire 10 years after the date of grant.

     On December 19,1995, the Company's Board of Directors adopted, and on January 3, 1996, the Company's shareholders approved, the 1995 Incentive Plan (Incentive Plan) and the Non-Employee Directors' Stock Option Plan (Directors'
Plan). The Incentive Plan and the Directors' Plan authorized the granting of up to 1,000,000 shares of Common Stock or options to purchase Common Stock to Company employees and up to 150,000 options to purchase Common Stock to non-employee directors, respectively. The Company will not grant any additional options under the 1992 Plan.

     The following table summarizes stock option activity:

                                                                     Weighted
                                                      Range of       Average
                                                      Exercise       Exercise
                                      Number of      Prices Per      Price Per
                                       Shares          Share          Share
                                       ------          -----          -----
Options outstanding at
  October 31, 1994...............      399,163     $ 0.24-$7.52       $2.73

    Granted .....................      207,087         7.52            7.52
                                     ---------
Options outstanding at
  October 31, 1995...............      606,250      0.24-7.52          4.36

    Granted .....................      139,905      7.52-10.75         8.30
    Canceled ....................         (832)        7.52            7.52
                                     ---------
Options outstanding at
  October 31, 1996...............      745,323      0.24-10.75         5.10

    Granted .....................      401,600     18.25-38.625       21.01
    Exercised ...................      (96,335)     2.41-18.25         5.66
    Canceled ....................      (11,480)     7.52-18.25         9.18
                                     ---------
Options outstanding at
  October 31, 1997...............    1,039,108    $0.24-$38.625      $11.14
                                     =========

     The following table summarizes information regarding stock options outstanding at October 31, 1997:

                       Options Outstanding                  Options Exercisable
              ----------------------------------------    ----------------------
                              Weighted      Weighted
                              Average       Average
                 Number      Remaining      Exercise         Number    Weighted
Range of      Outstanding   Contractual      Price        Exercisable   Average
Exercise        at October    Life in         Per         at October   Exercise
 Prices         31, 1997       Years         Share         31, 1997      Price
 ------         --------       -----         -----         --------      -----

$ 0.24              3,327      4.2          $ 0.24            3,327      $ 0.24
$ 2.41            330,053      5.1          $ 2.41          326,312      $ 2.41
$ 7.52            232,678      7.9          $ 7.52          132,787      $ 7.52
$ 9.00-$10.75      73,250      8.9          $ 9.18           17,131      $ 9.26
$ 18.25           313,400      9.2          $18.25           44,700      $18.25
$ 20.19-$28.00     28,000      9.7          $24.18             --           --
$ 30.00-$34.31     12,800      9.6          $31.69              250      $31.38
$ 36.13-$38.63     45,600      9.7          $36.29             --           --


     As of October 31, 1997, there were 636,766 stock options available for grant under the Company's stock option plans.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock option plans. The disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS No.
123) were adopted by the Company in fiscal 1997. Had compensation cost for options granted during fiscal 1997 and 1996 under the stock option plans, as well as the Common Stock issued under the Purchase Plan (see Note 9), been determined based upon the fair value of the options and Common Stock at the date of grant, as prescribed by SFAS No. 123, the Company's pro forma net income and pro forma net income per share would have been reduced to the following amounts:

                                               YEAR ENDED OCTOBER 31,
                                           -----------------------------
                                              1997               1996
                                              ----               ----
           Net income ..................   $6,222,000        $2,960,000
           Pro forma net income ........    5,369,000         2,843,000
           Net income per share ........          .80               .61
           Pro forma net income per
             share .....................          .69               .59


     The weighted average fair value of each stock option granted during the years ended October 31, 1997 and 1996 was $13.36 and $4.65, respectively. As of October 31, 1997, the weighted average remaining contractual life of each stock option outstanding was 7.4 years. The weighted average remaining contractual life of each stock option granted during the years ended October 31, 1997 and 1996 was 9.6 and 8.9 years, respectively. The fair value of each option grant is estimated on the date of grant using the Black - Scholes option pricing model with the following weighted average assumptions:

                                                    Year Ended October 31,
                                                  --------------------------
                                                    1997            1996
                                                    ----            ----

Risk - free interest rate .......................   6.26%           5.98%

Expected dividend yield .........................     --             --

Expected life ................................... 5.5 years      5.5 years

Expected volatility .............................    53%            53%

     Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

     In fiscal 1997, the Company granted 56,000 stock options to an employee and certain consultants for which the Company has recorded deferred compensation based upon the difference between the deemed value for accounting purposes of the Company's Common Stock and the exercise price per share on the date of option grant. The deferred compensation balance will be amortized as compensation expense over the option vesting periods which range from 1 to 4 years.


     11. EMPLOYEE BENEFIT PLANS:

     The Company has a defined contribution retirement plan for the benefit of eligible employees. Management believes that the plan qualifies under Section 401(k) of the Internal Revenue Code. The plan provides for matching contributions by the Company at a discretionary percentage of eligible pre-tax contributions by the employee. Matching contributions by the Company were $226,000, $107,000 and $68,000 for the years ended October 31, 1997, 1996 and
1995, respectively.

     In fiscal 1995, the Company established a profit-sharing plan for the benefit of eligible employees. The plan provides for a target contribution of approximately 2% of total planned salaries and wages, with actual payments based upon the achievement of certain of annual performance results. The Company recorded profit sharing expense of $175,000, $150,000 and $65,000 for the years ended October 31, 1997, 1996 and 1995, respectively.



     12. OTHER RELATED PARTY TRANSACTIONS:

     The Company recorded commission expense in fiscal 1997, 1996 and 1995 of $3,948,000, $2,444,000 and $282,000, respectively, which related to commissions payable to a distributor who is also a shareholder of the Company. Commissions payable to this distributor included in accrued expenses as of October 31, 1997 and 1996 were $2,586,000 and $959,000, respectively. The distributor is controlled by an individual who is a director of the Company. The Company also recorded net sales in fiscal 1997 of $6,760,000 to a semiconductor company controlled by a director of the Company.

13.   INCOME TAXES:

            The components of income before income taxes are as follows:

                                        Year Ended October 31,
                            -------------------------------------------
                               1997              1996             1995
                               ----              ----             ----
Domestic .................  $7,729,000       $4,363,000        $2,105,000
Foreign ..................   1,159,000          122,000                --
                            ----------       ----------        ----------
                            $8,888,000       $4,485,000        $2,105,000
                            ==========       ==========        ==========


        The components of the income tax provision are as follows:

                                                    Year Ended October 31,
                                        ---------------------------------------
                                           1997           1996          1995
                                           ----           ----          ----
Current:
     Federal..........................  $2,936,000    $1,451,000      $937,000
     Foreign .........................     412,000        42,000            --
     State............................      75,000        73,000        17,000
                                        ----------    ----------      --------
                                         3,423,000     1,566,000       954,000
                                        ----------    ----------      --------

     Federal..........................    (732,000)      (12,000)     (244,000)
     Foreign .........................          --            --            --
     State............................     (25,000)      (29,000)       (7,000)
                                        ----------    ----------      --------
                                          (757,000)      (41,000)     (251,000)
                                        ----------    ----------      --------
                                        $2,666,000    $1,525,000      $703,000
                                        ==========    ==========      ========

     Income tax expense differs from the amount currently payable because certain expenses, primarily depreciation and accruals, are reported in different periods for financial reporting and income tax purposes.


     The federal statutory income tax rate is reconciled to the effective income tax rate as follows:


                                                    Year Ended October 31,
                                                  --------------------------
                                                   1997      1996      1995
                                                   ----      ----      ----
Federal statutory rate .......................     34.0%     34.0%     34.0%
State income taxes, net of
  federal benefit ............................      0.4       0.6       0.5
Foreign and U.S. tax effects attributable
  to Foreign operations ......................     (4.9)     (1.3)     (1.0)
Research and development credit ..............     (0.3)     (0.2)     (1.4)
Other ........................................      0.8       0.9       1.3
                                                  -----     -----     -----
                                                   30.0%     34.0%     33.4%
                                                  =====     =====     =====

     The components of the net current and long-term deferred tax assets and liabilities, measured under SFAS No. 109, are as follows:

                                                      October 31,
                                             -----------------------------
                                                 1997             1996
                                              -----------     -----------
Deferred tax assets-
     Inventories..........................    $   92,000        $103,000
     Warranty and installation accrual....       683,000         342,000
     Other................................       596,000         196,000
                                              ----------        --------
                                               1,371,000         641,000
Deferred tax liability-
     Depreciation.........................      (119,000)       (146,000)
                                              ----------        --------
          Net deferred tax asset..........    $1,252,000        $495,000
                                              ==========        ========

     14. CUSTOMER AND GEOGRAPHIC INFORMATION:

     The Company's operations are conducted in one business segment. Export net sales were $49,019,000, $27,789,000 and $12,102,000 in fiscal 1997, 1996 and
1995, respectively. Export net sales to Europe and East Asia were $13,427,000 and $35,592,000 in fiscal 1997, $13,140,000 and $14,649,000 in fiscal 1996 and
$10,099,000 and $2,003,000 in fiscal 1995, respectively.



      The following table summarizes significant customers with net sales in excess of 10% of net sales:

                                             Year Ended October 31,
                                    ---------------------------------------
    CUSTOMER                            1997           1996         1995
    --------                        -----------    -----------   ----------

   A ..........................     $16,100,000    $12,828,000   $    *

   B ..........................       8,534,000         *         2,490,000

   C ..........................        *            11,149,000    5,287,000

   D ..........................        *             8,361,000       *

   E ..........................        *             4,762,000       *

   F ..........................        *                *         3,075,000

   G ..........................        *                *         4,041,000

----------

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


     16. COMMITMENTS AND CONTINGENCIES:

     In fiscal 1995, the Company entered into a non-cancelable lease with an expiration date in November 2000 and annual rental payments of $548,000 per year for office facilities.

     In fiscal 1997, the Company entered into a non-cancelable agreement to lease a 60,000 square foot production facility and an 80,000 square foot office facility to be built for the Company in Exton, Pennsylvania. The operating lease has an initial term of 20 years and minimum annual rental payments of $1,482,250 for each year of the initial term. Options to extend the term of the lease for a total of 9.5 additional years at minimum annual rental payments of not more than $1,518,037 and a subsequent additional 5.5 years at fair market value are included in the lease. Occupancy will be late in fiscal 1998, at which time the monthly rentals begin.


     Future minimum rental payments as of October 31, 1997 on these leases are as follows:


        FISCAL YEAR
        -----------

        1998 ............................  $   938,000
        1999 ............................    2,030,000
        2000 ............................    2,030,000
        2001 ............................    1,528,000
        2002 ............................    1,482,000
        Thereafter ......................   23,519,000


     Historically a significant portion of the Company's sales have been from customers outside of the United States, including East Asia. Recently, the currencies and economies of certain Asian countries came under pressure, some of these Asian countries subsequently experienced currency devaluation, received external support and agreed to certain economic reorganization programs anticipated to reduce growth and credit demand. Management believes that the recent economic events in Asian countries will not impact the Company's financial position or results of operations as of October 31, 1997.

     The Company has asserted certain of its patent rights against two defendants and is the defendant in another matter seeking a declaratory judgment of patent noninfringement and invalidity, each matter pertaining to U.S. Letters Patent No. 4,911,761. The United States District Court for the District of Delaware granted a summary judgment in one matter wherein the Company is the plaintiff and the Company has filed for reargument. On December 12, 1997 a jury, following trial in the United States District Court for the District of Delaware, found the subject patent valid and enforceable on all asserted claims and found the defendant to have willfully infringed on all asserted claims. Some of the claims in the matter seeking declaratory judgment have been dismissed for lack of jurisdiction, a finding which is under appeal. Although management believes that the ultimate resolution of these matters will not have a material negative impact on the Company's financial position or results of operations, there can be no assurance in that regard.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CFM Technologies, Inc.


                              By: /s/  ROGER A. CAROLIN
                                  ------------------------------------------
                                       Roger A. Carolin
                                       President and Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      SIGNATURE                       TITLE                         DATE
      ---------                       -----                         ----

/S/  CHRISTOPHER F. MCCONNELL   Chairman of the Board         January 27, 1998
-----------------------------   of Directors



/S/  ROGER A. CAROLIN           President, Chief Executive    January 27, 1998
-----------------------------   Officer and Director
                                (Principal Executive
                                Officer)

/S/  LORIN J. RANDALL           Vice President, Chief         January 27, 1998
-----------------------------   Financial Officer,
                                Treasurer and Secretary
                                (Principal Financial
                                Officer and Principal
                                Accounting Officer)

/S/  JAMES KIM                  Director                      January 27, 1998
-----------------------------

/S/  BRAD MATTSON               Director                      January 27, 1998
-----------------------------

/S/  BURTON E. MCGILLIVRAY      Director                      January 27, 1998
-----------------------------

/S/  MILTON S. STEARNS, JR.     Director                      January 27, 1998
-----------------------------

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

3.1     Articles of Incorporation of CFM Technologies, Inc., as amended*

3.1.1   Amendment to Articles of Incorporation.**

3.2     By-Laws of CFM Technologies, Inc.*

4.1     Form of Common Stock Certificate.*

4.2 Statement with Respect to Shares filed with the Pennsylvania Department of State on May 1, 1997.

10.1 Employment Agreement dated as of January 9, 1995 by and between CFM Technologies, Inc. and Lorin Jeffry Randall.*

10.2 Stock Option Agreement dated March 18, 1991 between CFM Technologies, Inc. and Burton McGillivray, as extended and amended on June 11,1993 and as amended on September 25, 1994.*

10.3 Stock Option Agreement dated as of December 9,1994 by and between CFM Technologies,Inc. and Milton Stearns, as amended on November 3, 1995.*

10.4    CFM Technologies, Inc. Annual Profit Sharing Plan.*

10.4.1  Amendment to CFM Technologies, Inc. Annual Profit Sharing Plan.***

10.5    CFM Technologies, Inc. 1992 Employee Stock Option Plan.*

10.6    Amended and Restated CFM Technologies, Inc. 1995 Incentive Plan.****

10.7 Amended and Restated CFM Technologies, Inc. Non-Employee Directors' Stock Option Plan.****

10.8    CFM Technologies, Inc. Employee Stock Purchase Plan.*

10.9 Rights Agreement dated as of April 24, 1997 between CFM Technologies, Inc. and American Stock Transfer and Trust Co., as Rights Agent.*****

10.10 Distributor Agreement dated November 28, 1991 by and between ANAM Semiconductor Design Co., Ltd. and CFM Technologies, Incorporated, and supplement to the Distributor Agreement dated August 26, 1994.*

10.11 Distributor Agreement dated March 3, 1992 by and between Innotech Corporation and CFM Technologies, Inc., as modified on June 15,1994.*

10.12 Lease Agreement dated October 10, 1995 by and between Hough/Loew Construction, Inc. and CFM Technologies. Inc. and Addendum to Lease Agreement dated October 10,1995.*

10.12.1 Amendment Number Two to Lease Agreement dated April 30, 1996 by and between and CFM Technologies. Inc. Hough/Loew Construction, Inc.***

10.13 Commercial Lease Agreement dated December 16, 1996 between CFM Technologies, Inc. and Devereau Properties, Inc.***

10.13.1 First Amendment to Commercial Lease Agreement dated August 22, 1997 between CFM Technologies, Inc. and Devereau Properties, Inc.

10.14 Loan Agreement dated July 27, 1994 by and between Chester County Development Council("CCDC") and CFM Technologies, Incorporated.*

10.15 $100,000 Mortgage dated as of July 27, 1994, CFM Technologies, Incorporated to CCDC.*

10.16 Guaranties dated October 13, 1995 executed by CFMT, Inc. and CFM International Corp. in favor of Corestates Bank, N.A. ("CoreStates").*

10.17 Mortgage dated February 16, 1994 between CFM Technologies, Incorporated and Corestates.*

10.18 $150,000 Commercial Promissory Note dated September 28, 1994 from CFM Technologies, Incorporated to Corestates.*

10.19 $100,000 Commercial Promissory Note dated August 11, 1994 from CFM Technologies, Incorporated to Corestates.*

10.20 Assignment of Leases, Rents, Agreements of Sale, Licenses and Permits dated February 16, 1994 by CFM Technologies, Inc. to CoreStates.*

10.21 Agent Agreement dated December 16, 1996 between CFM Technologies, Inc. and Ampoc Far East Company Limited.***

10.22 Letter Agreement dated March 25, 1996 between CoreStates and CFM Technologies, Inc. and $7,500,000 Master Demand Note dated April 1, 1996 from CFM Technologies, Inc. to CoreStates.*

10.23 Lease Agreement dated July 16, 1997 between CFM Technologies, Inc. and CFM Partners (No relationship with CFM Technologies, Inc.).

10.24 Agent Agreement dated April 15, 1997 by and between Aneric Enterprise PTE Limited and CFM Technologies, Inc.

10.25 Agent Agreement dated October 29, 1997 by and between Silicon International Ltd. and CFM Technologies, Inc.

11        Statement re computation of per share earnings.

21        Subsidiaries of the Registrant.

23.1      Consent of Arthur Andersen LLP.

27        Financial Data Schedule.

-------------

* Incorporated by reference to the Registrant's Registration Statement Form S-1 (Registration No. 33-80359) declared effective on June 18, 1996.

** Incorporated by reference to the Registrant's definitive Proxy Statement dated and filed on February 13, 1997.

*** Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-20325), filed on January 24, 1996, and the Amendment No. 1 to such Registration Statement filed on January 27, 1996.

**** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.

***** Incorporated by reference to the Registrant's Registration Statement on Form 8-A filed on April 24, 1997.

                               INDEX TO EXHIBITS

Exhibit No.    Description of Exhibit
-----------    ----------------------

4.2 Statement with Respect to Shares filed with the Pennsylvania Department of State on May 1, 1997.

10.13.1 First Amendment to Commercial Lease Agreement dated August 22, 1997 between CFM Technologies, Inc. and Devereau Properties, Inc.

10.23 Lease Agreement dated July 16, 1997 between CFM Technologies, Inc. and CFM Partners (No relationship with CFM Technologies, Inc.).

10.24 Agent Agreement dated April 15, 1997 by and between Aneric Enterprise PTE Limited and CFM Technologies, Inc.

10.25 Agent Agreement dated October 29, 1997 by and between Silicon International Ltd. and CFM Technologies, Inc.

11             Statement re computation of per share earnings.

21             Subsidiaries of the Registrant.

23.1           Consent of Arthur Andersen LLP.

27             Financial Data Schedule.