Form 10-K/A
period 1997-10-31
CFM TECHNOLOGIES INC
filed 1998-01-29
CIK 849323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------


                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K


                                   ----------

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

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_


     The number of outstanding shares of the Registrant's Common Stock, no par value per share, on January 20, 1998 was 7,914,427. In making such calculation, Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the closing price of such stock on The Nasdaq Stock Market on January 20, 1998 of $17.4375) was approximately $108,293,000.


DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statements for the Annual Meeting of Shareholders to be held in March 1998 are incorporated herein by reference in Part III, Items 10,11,12 and 13.

                                  SIGNATURES


     Pursuant to the requirements of Rule 12b-15 under the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.




                              CFM Technologies, Inc.


                              By: /s/  ROGER A. CAROLIN
                                  ------------------------------------------
                                       Roger A. Carolin
                                       President and Chief Executive Officer


January 29, 1998