Form 10-Q
period 1998-01-31
CFM TECHNOLOGIES INC
filed 1998-03-16
CIK 849323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

   [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 1998.
                                    or

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


                                       N/A
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X         No
                            -----

     The number of outstanding shares of the Registrant's Common Stock, no par value per share, on March 11, 1998 was 7,914,427.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

PART 1.  FINANCIAL INFORMATION


    Item 1. Consolidated Financial Statements:

            Consolidated Balance Sheets (unaudited)
            January 31, 1998 and October 31, 1997 ............. 3

            Consolidated Statements of Income (unaudited)
            Three months ended January 31, 1998 and 1997 ...... 5

            Consolidated Statements of Cash Flows (unaudited)
            Three months ended January 31, 1998 and 1997 ...... 6

            Notes to Consolidated Financial Statements ........ 7

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations  .............. 9


PART II.  OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of
             Security Holders ...............................   14

     Item 6. Exhibits and Reports on Form 8-K ................  14

             Signatures .....................................   15

             Exhibit Index ..................................   16

                          PART 1. FINANCIAL INFORMATION


ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS


                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                              January 31,          October 31,
                   ASSETS                         1998                1997
                                              -------------       ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $  32,756          $  26,865
   Short-term investments                          12,793             19,316
   Accounts receivable                             29,060             33,392
   Inventories                                     17,211             16,081
   Prepaid expenses and other                         811              1,709
   Deferred income taxes                            1,510              1,371
                                                ---------          ---------
        Total current assets                       94,141             98,734
                                                ---------          ---------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                               540                540
   Building and improvements                        4,467              3,782
   Machinery and equipment                          9,280              8,106
   Furniture and fixtures                           1,382              1,337
                                                ---------          ---------
                                                   15,669             13,765
   Less - Accumulated depreciation
   and amortization                                (4,267)            (3,562)
                                                ---------          ---------
      Net property, plant and equipment            11,402             10,203
                                                ---------          ---------

OTHER ASSETS                                          463                559
                                                =========          =========
                                                $ 106,006          $ 109,496
                                                =========          =========















   The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                 January 31,        October 31,
    LIABILITIES AND SHAREHOLDERS' EQUITY             1998              1997
                                                     ----              ----

CURRENT LIABILITIES:
   Current portion of long-term debt              $     646          $     617
   Accounts payable                                   6,180              7,709
   Accrued expenses                                   7,199              8,612
                                                  ---------          ---------
            Total current liabilities                14,025             16,938
                                                  ---------          ---------

LONG-TERM DEBT                                        2,700              2,571
                                                  ---------          ---------
DEFERRED INCOME TAXES                                   136                119
                                                  ---------          ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value;
     1,000,000 authorized shares; no shares
     issued or outstanding                             --                 --
  Common stock, no par value; 30,000,000
     authorized shares; 7,914,427 and
     7,913,588 shares issued and outstanding         80,768             80,762
  Deferred compensation                                (214)              (235)
  Retained earnings                                   8,591              9,341
                                                  ---------          ---------
            Total shareholders' equity               89,145             89,868
                                                  ---------          ---------
                                                  $ 106,006          $ 109,496
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

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                        Three Months Ended
                                                            January 31,
                                                   --------------------------
                                                     1998              1997
                                                     ----              ----

NET SALES                                          $ 15,504          $ 14,792
COST OF SALES                                         8,654             7,968
                                                   --------          --------
     Gross profit                                     6,850             6,824
                                                   --------          --------

OPERATING EXPENSES:
     Research, development and engineering            2,822             1,981
     Selling, general and administrative              5,605             2,856
                                                   --------          --------
           Total operating expenses                   8,427             4,837
                                                   --------          --------
           Operating income                          (1,577)            1,987

INTEREST (INCOME) EXPENSE, NET                         (505)              (95)
                                                   --------          --------
      Income before income taxes                     (1,072)            2,082

INCOME TAXES                                           (322)              708
                                                   ========          ========
NET INCOME(LOSS)                                   $   (750)         $  1,374
                                                   ========          ========

NET INCOME(LOSS) PER COMMON SHARE:
      Basic                                        $  (0.09)         $   0.23
                                                   ========          ========
      Diluted                                      $  (0.09)         $   0.21
                                                   ========          ========

SHARES USED IN COMPUTING NET INCOME (LOSS)
  PER COMMON SHARE:
      Basic                                           7,914             6,053
                                                   ========          ========
      Diluted                                         7,914             6,416
                                                   ========          ========

















   The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               Three Months Ended
                                                                   January 31,
                                                           -------------------------
                                                             1998              1997
                                                             ----              ----

OPERATING ACTIVITIES:
Net income (loss)                                         $   (750)         $  1,374
Adjustments to reconcile net income (loss) to net
cash provided by operating activities
   Depreciation and amortization                               724               422
   Deferred compensation                                        21              --
   Deferred income tax benefit                                (122)             (130)
   (Increase) decrease in -
      Accounts receivable                                    4,332            (2,204)
      Inventories                                           (1,130)             (193)
      Prepaid expenses and other current assets                898               112
      Other assets                                              77               (48)
   Increase (decrease) in -
      Accounts payable                                      (1,529)              404
      Accrued expenses                                      (1,413)              272
      Customer deposits                                       --                  32
                                                          --------          --------
Net cash provided by operating
       activities                                            1,108                41
                                                          --------          --------
INVESTING ACTIVITIES:
   Purchases of short-term investments                        (965)           (1,957)
   Proceeds from short-term investments                      7,488             1,479
   Purchases of property, plant and equipment               (1,417)             (326)
Net cash (used in) provided by investing
                                                          --------          --------
   activities                                                5,106              (804)
                                                          --------          --------
FINANCING ACTIVITIES:
   Payments on long-term debt                                 (329)             (133)
   Proceeds from exercise of stock options                       6                 3
                                                          --------          --------
Net cash used in financing activities                         (323)             (130)
                                                          --------          --------

NET INCREASE(DECREASE) IN CASH AND  CASH
  EQUIVALENTS                                                5,891              (893)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              26,865             9,308
                                                          ========          ========
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 32,756          $  8,415
                                                          ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest expense                         $     77          $     58
   Cash received for interest income                           578               119
   Cash paid for income taxes                                  110              --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
   Machinery acquired under capital leases                $    487          $    750




   The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION:

     The condensed financial statements included herein have been prepared by CFM Technologies, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.


       (2) ACCOUNTS RECEIVABLE:


                                   January 31, 1998          October 31, 1997
                                   ----------------          ----------------
           Billed                     $20,434,000               $21,944,000
           Unbilled                     8,626,000                11,448,000
                                      -----------                ----------
                                      $29,060,000               $33,392,000
                                      ===========               ===========

                  Unbilled receivables represent final retainage amounts to be billed upon completion of the installation process.


        (3) INVENTORIES:

                                   January 31, 1998          October 31, 1997
                                   ----------------          ----------------
            Raw materials            $ 8,769,000               $ 8,373,000
            Work in progress           8,442,000                 7,708,000
                                     -----------               ------------
                                     $17,211,000               $16,081,000
                                     ===========               ===========

(4) NET INCOME (LOSS) PER SHARE:


     Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share for the three months ended January 31, 1997 reflects the potential dilution from the exercise of outstanding stock options into common stock. Diluted net loss per common share for the three months ended January 31, 1998 would have been antidilutive if it reflected the potential dilution from the exercise of outstanding stock options into common stock, and therefore were not included in the calculation. In 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for the three month period ended January 31, 1997 were restated.

     The weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share are computed as follows:

                                                     Three Months Ended
                                                        January 31,
                                                  -------------------------
                                                     1998          1997
                                                  -----------   -----------

       Weighted average common shares
       outstanding used for basic net
       income (loss) per common share......         7,914,000     6,053,000

       Dilutive effect of common stock
       options outstanding.................               --        363,000
                                                  -----------   -----------

       Weighted average common and common
       equivalent shares outstanding
       used for diluted net income   (loss)
       per common share....................         7,914,000     6,416,000
                                                  ===========   ===========

(5) GEOGRAPHIC INFORMATION:

     Historically, a significant portion of the Company's sales have been to Asian companies. Included in accounts receivable as of January 31, 1998, was $12.5 million due from Asian companies. The current economic and currency situation in certain Asian countries, which includes currency devaluation, external support and economic reorganization programs to reduce growth and credit demand, could have a material adverse effect on the Company's operating results.

(6) RECENT DEVELOPMENT

     On March 16, 1998, the Company announced a workforce reduction totaling 78 of the Company's 407 employees. The Company has experienced a reduction in customer demand which it now believes will continue over the next several quarters as the semiconductor industry responds to the currency and economic uncertainties in some of the Asian countries where the Company does business and certain fundamental oversupply issues. As a result, the Company has taken what it believed to be the necessary actions to better align costs with industry conditions and overall reduced demand for semiconductor and FPD capital equipment. In addition, the Company's senior management has voluntarily taken a 15% reduction in current compensation which will remain in effect until conditions improve.

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

     The Company has derived substantially all of its revenues from the sale of a relatively small number of its systems, which typically range in price from $1.2 million to $2.7 million. The Company sells its systems worldwide and records a significant portion of its sales to customers outside the United States. The Company's international sales have occurred in Korea, Europe, Taiwan, Japan and Israel. The Company anticipates that international sales will continue to account for a significant portion of net sales, although the percentage of international sales is expected to fluctuate from period to period. Because of the economic and currency situation in Asia, the Company expects the proportion of its total net sales represented by international sales to be lower during fiscal 1998. International orders accounted for 86% of the Company's backlog at January 31, 1998. The Company's near-term results are likely to be negatively impacted by the continuing economic difficulties in Asia and certain over-capacity issues facing the semiconductor industry.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated, expressed as a percentage of net sales:

                                        Three Months Ended
                                            January 31,
                                      ---------------------
                                       1998            1997
                                       ----            -----

Net sales                             100.0%          100.0%
Gross profit                           44.2%           46.1%
Research, development
      and engineering                  18.2%           13.4%
Selling, general and                   36.2%           19.3%
      administrative
Operating income (loss)               (10.2%)          13.4%
Income (loss) before income
taxes                                  (6.9%)          14.1%
Net income (loss)                      (4.8%)           9.3%


     Net Sales. Net sales of $15.5 million for the three month period ended January 31, 1998 increased 4.8% from $14.8 million in the first quarter of fiscal 1997. While net sales increased slightly from net sales in the first quarter of fiscal 1997 due to increased acceptance of the Company's Full-Flow systems by the semiconductor industry, net sales were down 13.5% from the quarter ended October 31, 1997 as a result of economic and currency problems in Asia and a general reduction in the rate of order placement by semiconductor device manufacturers worldwide. International sales represented 31.6% and 62.2% of total net sales in the three months ended January 31, 1998 and 1997, respectively. International sales during the first quarter of fiscal 1998 occurred at a significantly lower rate than that experienced during the full 1997 fiscal year. Approximately 35% of the international portion of the Company's backlog at January 31, 1998 represented orders postponed because of the economic and currency situation in Asia. Historically, a significant portion of the Company's sales have been to Asian companies.

     Gross Profit. Gross profit as a percentage of net sales decreased from 46.1% in the three month period ended January 31, 1997 to 44.2% for the same period in fiscal 1998. This change in gross profit percentage is primarily the result of reductions in production volume. The Company's gross margins have varied significantly from quarter to quarter and will continue to be affected by a variety of factors, including the mix and average selling prices of systems, sales of original equipment manufacturer automation equipment which yield relatively lower gross margins, costs associated with new system introductions and enhancements and the volume of production.

     Research, Development and Engineering. Research, development and engineering expenses for the quarter ended January 31, 1998 increased by 42% to $2.8 million from $2.0 million recorded in the corresponding period during fiscal 1997. Development of the Company's new 300mm Full-Flow product along with continued substantial investment in new application process development accounted for a major portion of the expenses in fiscal 1998 costs. The Company anticipates that spending in support of research, development and engineering will decline during the remainder of fiscal 1998 as development of the Company's 300mm semiconductor platform concludes and work on added process applications moderates.

     Selling, General and Administrative. Selling, general and administrative expenses increased from $2.9 million or 19.3% of net sales in the quarter ended January 31, 1997 to $5.6 million or 36.2% of net sales in the quarter ended January 31, 1998. The increases in the quarter ended January 31, 1998 compared to the corresponding period during fiscal 1997 resulted primarily from increases in sales and marketing costs related to increased customer support and increased selling activity and legal expenses related to litigation undertaken to enforce one of the Company's patents. During the quarter ended January 31, 1998, a jury in the United States District Court for the District of Delaware found one of the Company's patents to be valid and enforceable on all asserted claims and found the defendant to have willfully infringed on all asserted claims (see "Litigation"). Costs related to this litigation during the quarter ended January 31, 1998 were approximately $1.0 million. The Company believes that selling, general and administrative expenses, including ongoing legal expenses related to patent litigation and sales and support expenses in connection with the Company's efforts to increase its net sales, will decrease during the remainder of fiscal 1998.

     Interest (Income) Expense, Net. Interest income, net of interest expense, was $95,000 and $505,000 in the quarters ended January 31, 1997 and 1998, respectively. Net interest income was the result of interest income earned by the Company from investment of funds not immediately needed to support the Company's operations.

     Income Taxes. The Company's effective tax rate was 30% during the three months ended January 31, 1998, consistent with the effective rate for fiscal 1997.

BACKLOG

     As of January 31, 1998, the Company's backlog of orders was $16.2 million, compared to $33.5 million as of January 31, 1997. During fiscal 1997, the delivery of two orders was postponed due to a fire in a customer's factory. During the first quarter of fiscal 1998, the delivery of two orders was postponed due to the economic and currency situation in Korea. These postponed orders remain in the Company's backlog and represent approximately 61% of such backlog of orders at January 31, 1998. While none of these orders have scheduled shipment dates, management believes that these orders will be shipped within 12 months. During the quarter ended January 31, 1998, orders from the U.S. accounted for 54% of total orders with the balance coming from Europe (43%) and East Asia (3%). All of these orders were for semiconductor systems. Backlog at January 31, 1998 consists of semiconductor systems with 61% due to be shipped to East Asia and the balance to Europe (25%) and the U.S. (14%). It has been the experience of the Company that neither reported backlog at a particular date nor the pattern of receipt of orders is necessarily indicative of shipments during any particular future period.

RECENT DEVELOPMENT

     On March 16, 1998, the Company announced a workforce reduction totaling 78 of the Company's 407 employees. The Company has experienced a reduction in customer demand which it now believes will continue over the next several quarters as the semiconductor industry responds to the currency and economic uncertainties in some of the Asian countries where the Company does business and certain fundamental oversupply issues. As a result, the Company has taken what it believed to be the necessary actions to better align costs with industry conditions and overall reduced demand for semiconductor and FPD capital equipment. In addition, the Company's senior management has voluntarily taken a 15% reduction in current compensation which will remain in effect until conditions improve.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 1998, the Company had $32.8 million in cash and cash equivalents, $12.8 million in short-term investments and $80.1 million in working capital. At October 31, 1997 the Company had $26.9 million in cash and cash equivalents, $19.3 million in short-term investments and $81.8 million in working capital.

     While essentially no net cash was either provided by or used in operating activities during the three months ended January 31, 1997, net cash of $1.1 million was provided by operating activities during the three months ended January 31, 1998. Accounts receivable decreased by $4.3 million during the first three months of fiscal 1998. During the same period, inventories increased by $1.1 million, due primarily to the postponement of shipments to a Korean semiconductor manufacturer because of the economic and currency situation in Korea. Acquisitions of property, plant and equipment, including machinery acquired under capital leases, were $1.9 million for the first three months of fiscal 1998 and $1.1 million for the first three months of fiscal 1997.

     Acquisitions during the first quarter of fiscal 1998 included improvements and additions to the Company's applications laboratory and improvements to leased facilities under construction. Expenditures during the first quarter of fiscal 1997 included purchase/leasing of equipment for use in customer and employee training and information systems in support of an improved engineering design infrastructure.

     The Company has a relationship with a commercial bank which includes a mortgage on the Company's manufacturing facility in the amount of $0.8 million and a $7.5 million unsecured revolving demand line of credit with an interest rate equal to the bank's overnight borrowing rate plus 1/4%. The mortgage bears interest at an annual rate of 8.9%. As of January 31, 1998, no balance was outstanding under the Company's line of credit.

     The Company also has mortgage notes payable to the Pennsylvania Industrial Development Authority in the amount of $0.5 million bearing interest at 2.0% and to the Chester County Development Council in the amount of $0.1 million bearing interest at 5.0%. In addition, the Company has outstanding capital lease obligations in the amount of $1.7 million bearing interest at rates ranging from 7% to 12% per annum.

     The Company had outstanding accounts receivable of approximately $33.4 million and $29.1 million as of October 31, 1997 and January 31, 1998, respectively. As of January 31, 1998 the Company had accounts receivable of $12.5 million due from Asian companies. No allowance for doubtful accounts receivable has been recorded because the Company believes that all such accounts receivable are fully realizable.

     The Company believes that existing cash and short-term investment balances and its available line of credit will be sufficient to meet the Company's cash requirements during the next 12 months. However, depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to the Company.

     The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate material disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

LITIGATION

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

     On December 12, 1997, a jury, following trial in the United States District Court for the District of Delaware, found the subject patent valid and enforceable on all asserted claims and found the defendant to have willfully infringed on all asserted claims. Post-trial motions by both parties are being considered by the court at the date of this filing.

     Some of the claims in the matter seeking declaratory judgment have been dismissed for lack of jurisdiction, a finding which is under appeal.

Although management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations, there can be no assurance in that regard.

FORWARD LOOKING STATEMENTS

     Statements in this Report on Form 10-Q including those concerning the Company's expectations of future sales, gross profits, research, development and engineering expenses, selling, general and administrative expenses, product introductions and cash requirements include certain forward-looking statements. As such, actual results may vary materially from such expectations. Factors which could cause actual results to differ from expectations include variations in the level of orders which can be affected by general economic conditions and growth rates in the semiconductor and FPD manufacturing industries and in the markets served by the Company's customers, the international economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by the Company or its competitors, ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs or failure to realize a successful outcome to pending patent litigation, all of which constitute significant risks. There can be no assurance that the Company's results of operations will not be adversely affected by one or more of these factors.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of stockholders was held on March 5, 1998. The following are results of the voting on the proposal submitted to the stockholder at the annual meeting:

     Proposal No.1 - Election of Directors. The following individuals were elected as directors:



                        NAME                 FOR           WITHHELD

             Christopher F. McConnell     7,145,024         59,680
             Roger A. Carolin             7,145,024         59,680
             James J. Kim                 7,145,024         59,680
             Brad S. Mattson              7,145,024         59,680
             Burton E. McGillivray        7,145,024         59,680
             Milton S. Stearns, Jr.       7,145,024         59,680


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


Dated:  March 16, 1998



                                 CFM Technologies, Inc.
                                            (Registrant)


                             By: /s/ ROGER A. CAROLIN
                                     --------------------------
                                     Roger A. Carolin
                                     Chief Executive Officer



                             By: /s/ LORIN J. RANDALL
                                     --------------------------
                                     Lorin J. Randall
                                     Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT

11    Statement re: computation of per share earnings.

27    Financial Data Schedule.