Form 10-Q
period 1998-04-30
CFM TECHNOLOGIES INC
filed 1998-06-15
CIK 849323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------


  (Mark One)

      [ X ]      Quarterly Report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 for the quarterly period ended
                 April 30, 1998.
                                       or
      [   ]      Transition Report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 For the transition period from _________ to __________

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

                         Yes  X         No
                             ---

       The number of outstanding shares of the Registrant's Common Stock, no par value per share, on June 10, 1998 was 7,930,815.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

PART 1.  FINANCIAL INFORMATION


    Item 1. Consolidated Financial Statements:

            Consolidated Balance Sheets (unaudited) as of
            April 30, 1998 and October 31, 1997 ................. 3

            Consolidated Statements of Operations (unaudited)for
            the Three and Six months ended April 30, 1998
            and 1997 ............................................ 5

            Consolidated Statements of Cash Flows (unaudited)
            for the Six months ended April 30, 1998 and 1997..... 6

            Notes to Consolidated Financial Statements .......... 7

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations  ................ 9


PART II.  OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K .................. 15

            Signatures ........................................ 16

            Exhibit Index ..................................... 17

                          PART 1. FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS


                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                April 30,         October 31,
                   ASSETS                          1998              1997
                                                   ----              ----
CURRENT ASSETS:
   Cash and cash equivalents                    $  20,908          $  26,865
   Short-term investments                          20,952             19,316
   Accounts receivable                             23,197             33,392
   Inventories                                     18,331             16,081
   Prepaid expenses and other                       3,085              1,709
   Deferred income taxes                            1,423              1,371
                                                ---------          ---------
        Total current assets                       87,896             98,734
                                                ---------          ---------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                               540                540
   Building and improvements                        4,944              3,782
   Machinery and equipment                          9,389              8,106
   Furniture and fixtures                           1,388              1,337
                                                ---------          ---------
                                                   16,261             13,765
   Less - Accumulated depreciation
     and amortization                              (4,921)            (3,562)
                                                ---------          ---------
      Net property, plant and equipment            11,340             10,203
                                                ---------          ---------
OTHER ASSETS                                          442                559
                                                ---------          ---------
                                                $  99,678          $ 109,496
                                                =========          =========







   The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                   April 30,        October 31,
                                                     1998              1997
                                                     ----              ----

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt              $     660          $     617
   Accounts payable                                   3,240              7,709
   Accrued expenses                                   7,051              8,612
                                                  ---------          ---------
            Total current liabilities                10,951             16,938
                                                  ---------          ---------

LONG-TERM DEBT                                        2,526              2,571
                                                  ---------          ---------
DEFERRED INCOME TAXES                                   136                119
                                                  ---------          ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value;
    1,000,000 authorized shares; no shares
    issued or outstanding                              --                 --
  Common stock, no par value; 30,000,000
    authorized shares; 7,930,815 and
    7,913,588 shares issued and outstanding          80,814             80,762
  Deferred compensation                                 (59)              (235)
  Retained earnings                                   5,310              9,341
                                                  ---------          ---------
            Total shareholders' equity               86,065             89,868
                                                  ---------          ---------
                                                  $  99,678          $ 109,496
                                                  =========          =========








   The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                        Three Months Ended                  Six Months Ended
                                                            April 30,                          April 30,
                                                  -----------------------------        --------------------------
                                                      1998             1997              1998              1997
                                                      ----             ----              ----              ----

NET SALES                                          $  8,320          $ 20,148          $ 23,824          $ 34,940
COST OF SALES                                         5,683            10,774            14,337            18,742
                                                   --------          --------          --------          --------
     Gross profit                                     2,637             9,374             9,487            16,198
                                                   --------          --------          --------          --------

OPERATING EXPENSES:
     Research, development and engineering            3,441             2,216             6,263             4,197
     Selling, general and administrative              4,320             4,850             9,925             7,706
                                                   --------          --------          --------          --------
           Total operating expenses                   7,761             7,066            16,188            11,903
                                                   --------          --------          --------          --------
           Operating income (LOSS)                   (5,124)            2,308            (6,701)            4,295

INTEREST (INCOME) EXPENSE, NET                         (437)             (616)             (942)             (711)
                                                   --------          --------          --------          --------
      Income (LOSS) before income taxes              (4,687)            2,924            (5,759)            5,006

INCOME TAXES                                         (1,406)              944            (1,728)            1,652
                                                   --------          --------          --------          --------
NET INCOME(LOSS)                                   $ (3,281)         $  1,980          $ (4,031)         $  3,354
                                                   ========          ========          ========          ========

NET INCOME(LOSS) PER COMMON SHARE:
      Basic                                        $  (0.41)         $   0.27          $  (0.51)         $   0.50
                                                   --------          --------          --------          --------
      Diluted                                      $  (0.41)         $   0.25          $  (0.51)         $   0.47
                                                   ========          ========          ========          ========

SHARES USED IN COMPUTING NET INCOME (LOSS)
PER COMMON SHARE:
      Basic                                           7,920             7,460             7,917             6,745
                                                   --------          --------          --------          --------
      Diluted                                         7,920             7,964             7,917             7,174
                                                   ========          ========          ========          ========










   The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                Six Months Ended
                                                                    April 30,
                                                          --------------------------
                                                             1998             1997
                                                             ----             ----
OPERATING ACTIVITIES:
Net income (loss)                                         $ (4,031)         $  3,354
Adjustments to reconcile net income (loss) to net
cash used in operating activities
   Depreciation and amortization                             1,393               913
   Deferred compensation                                        12                41
   Deferred income tax benefit                                 (35)             (342)
   (Increase) decrease in -
      Accounts receivable                                   10,195            (8,219)
      Inventories                                           (2,250)           (2,885)
      Prepaid expenses and other current assets             (1,376)               12
      Other assets                                              83                 6
   Increase (decrease) in -
      Accounts payable                                      (4,469)            1,181
      Accrued expenses                                      (1,561)            2,577
                                                            ------             -----
Net cash used in operating
       activities                                           (2,039)           (3,362)
                                                            ------            ------
INVESTING ACTIVITIES:
   Purchases of short-term investments                     (10,977)          (74,173)
   Proceeds from short-term investments                      9,341            67,055
   Purchases of property, plant and equipment               (2,009)           (1,728)
                                                            ------            ------
Net cash used in investing
   activities                                               (3,645)           (8,846)
                                                            ------            ------
FINANCING ACTIVITIES:
   Payments on long-term debt                                 (489)             (272)
   Proceeds from sale of common stock, net                     210            49,288
   Proceeds from exercise of stock options                       6               157
   Tax benefits from exercise of stock options                --                 339
                                                            ------            ------
Net cash (used in) provided by financing
    activities                                                (273)           49,512
                                                            ------            ------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                          (5,957)           37,304
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              26,865             9,308
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 20,908          $ 46,612
                                                          ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest expense                         $     77          $    136
   Cash received for interest income                         1,195               576
   Cash paid for income taxes                                  105             1,072
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
   Machinery acquired under capital leases                $    487          $    750



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


(2) ACCOUNTS RECEIVABLE:


                        April 30,           October 31,
                          1998                 1997
                          ----                 ----
      Billed           $14,043,000         $21,944,000
      Unbilled           9,154,000          11,448,000
                       ===========         ===========
                       $23,197,000         $33,392,000
                       ===========         ===========

     Unbilled receivables represent final retainage amounts to be billed upon completion of the installation process.


(3) INVENTORIES:

                               April 30,           October 31,
                                 1998                 1997
                                 ----                 ----
     Raw materials            $10,061,000         $ 8,373,000
     Work in progress           8,270,000           7,708,000
                              ===========         ===========
                              $18,331,000         $16,081,000
                              ===========         ===========

(4) NET INCOME (LOSS) PER COMMON SHARE:

     Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share for the three and six month periods ended April 30, 1997 reflects the potential dilution from the exercise of outstanding stock options into common stock. Inclusion of shares of common stock potentially issuable upon the exercise of stock options in calculating diluted net loss per common share for the three and six month periods ended April 30, 1998 would have been antidilutive, and therefore such shares were not included in the calculation. In 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for the three and six month periods ended April 30, 1997 were restated.

     The weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share are computed as follows:



                                                   Three Months Ended                  Six Months Ended
                                                      April 30,                           April 30,
                                               ----------------------              -------------------------
                                               1998              1997              1998                1997
                                               ----              ----              ----                ----
Weighted average common shares
  outstanding used for basic net
  income (loss) per common share             7,920,000         7,460,000         7,917,000         6,745,000

Dilutive effect of common stock
  options outstanding                             --             504,000              --             429,000
                                             ---------         ---------         ---------         ---------

Weighted average common and common
  equivalent shares outstanding
  used for diluted net income (loss)
  per common share                           7,920,000         7,964,000         7,917,000         7,174,000
                                             =========         =========         =========         =========


(5) GEOGRAPHIC INFORMATION:

     Historically, a significant portion of the Company's sales have been to Asian companies. Included in accounts receivable as of April 30, 1998, was $8.4 million due from Asian companies. The current economic and currency situation affecting certain Asian countries, which includes currency devaluation, external support and economic reorganization programs to reduce growth and credit demand could have a material adverse effect on the Company's operating results.


(6) STOCK REPURCHASE AUTHORIZATION:

     On June 9, 1998, the Board of Directors authorized the Company to repurchase up to 750,000 shares of the Company's common stock in open market, privately negotiated or other transactions in conformity with the rules of the Securities and Exchange Commission.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     CFM Technologies, Inc. ("CFM" or the "Company")designs, manufactures and markets advanced wet processing equipment for sale to the worldwide semiconductor and flat panel display (FPD) manufacturing industries. The Company was founded in 1984 and began commercial operations in 1990 following a period of technology and product development, during which time the Company's patented Full-Flow(TM) enclosed processing and Direct-Displace(TM) drying technologies were developed.

     The Company has derived substantially all of its revenues from the sale of a relatively small number of its systems, which range in price from approximately $1.2 million to $2.7 million. The Company sells its systems worldwide and records a significant portion of its sales to customers outside the United States. The Company's international sales have occurred in Korea, Europe, Taiwan, Japan and Israel. The Company anticipates that international sales will continue to account for a significant portion of net sales, although the percentage of international sales is expected to fluctuate from period to period. Because of the current economic and currency situation in Asia, the Company expects the proportion of its total net sales represented by international sales to be lower during fiscal 1998, than it has been historically. Orders from Asian customers accounted for substantially all of the Company's backlog at April 30, 1998, none of which had firm shipment dates. The Company's near-term results are likely to continue to be negatively impacted by the continuing economic difficulties in Asia and certain over-capacity issues facing the semiconductor industry.


RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated, expressed as a percentage of net sales.


                                       Three Month Period         Six Month Period
                                             Ended                      Ended
                                           April 30,                  April 30,
                                      ----------------------     ---------------------
                                         1998         1997          1998         1997
                                         ----         ----          ----         ----
  Net sales                             100.0%        100.0%       100.0%      100.0%
  Gross margin                           31.7%         46.5%        39.8%       46.4%
  Research, development and
    engineering                          41.4%         11.0%        26.3%       12.0%
  Selling, general and
    administrative                       51.9%         24.1%        41.7%       22.1%
  Income (loss) from operations         (61.6)%        11.5%       (28.1)%      12.3%
  Income before income taxes            (56.3)%        14.5%       (24.2)%      14.3%
  Net income (loss)                     (39.4)%         9.8%       (16.9)%       9.6%

     Net Sales. Net sales for the three month period ended April 30, 1998 of $8.3 million decreased 58.7% from $20.1 million in the corresponding period in fiscal 1997. International sales represented 26.2% and 62.9% of total net sales for the three months ended April 30, 1998 and 1997, respectively. Net sales in the first quarter of fiscal 1998 were $15.5 million. These decreases were due to the impact of the broad semiconductor industry downturn caused by the Asian economic and currency situation and general over-capacity in the semiconductor and FPD manufacturing industries. Based upon current information, the Company believes that 1998 third quarter net sales will be lower than those recorded in the second fiscal quarter.

     For the first half of fiscal 1998 ended April 30, 1998, net sales of $23.8 million decreased 31.8% from $34.9 million during the first half of fiscal 1997. International sales represented 28.2% and 61.1% of total net sales for the six months ended April 30, 1998 and 1997, respectively. Asian sales during the six-month period ended April 30, 1998 also reflect the broad semiconductor industry downturn caused by the Asian economic and currency situation and general over-capacity in the semiconductor and FPD manufacturing industries. International orders accounted for substantially all of the Company's backlog at April 30, 1998 none of which had firm shipment dates.

     Gross Profit. Gross profit as a percentage of net sales decreased from 46.5% in the three-month period ended April 30, 1997 to 31.7% for the same corresponding in fiscal 1998. The gross margin reported in the second quarter of fiscal 1998 declined over the corresponding period in fiscal 1997 primarily due to approximately $1.1 million of adjustments to warranty reserves, additional allowances for inventory obsolescence and system reconfiguration costs. The gross profit was 44.2% in the first quarter of fiscal 1998.

     During the first half of fiscal 1998, gross margins decreased to 39.8% from 46.4% reported for the first half of fiscal 1997, predominantly as a result of the $1.1 million adjustments recorded in the second quarter of fiscal 1998, as noted above. The Company's gross margins have varied significantly from quarter to quarter and will continue to be affected by a variety of factors, including sales volumes, the mix and average selling prices of systems, sales of OEM automation equipment which yield relatively lower gross margins, the cost of reconfiguration of systems prepared in anticipation of orders not subsequently placed and the customization of systems.

     Research, Development and Engineering. Research, development and engineering expenses for the quarter ended April 30, 1998 increased by 55.3 % to $3.4 million from $2.2 million recorded in the corresponding period during fiscal 1997. Research, development and engineering expenses were $2.8 million in the first quarter of 1998. During the second quarter of fiscal 1998, initial development work on the Company's 300mm Full-Flow system was completed and the first production unit was shipped to Semiconductor 300 (a joint venture of Siemens and Motorola) in Dresden, Germany. As part of a joint development program, Semiconductor 300 and the Company will qualify the CFM system's performance for a broad spectrum of production processes during the next twelve months. In connection with this program, support modules and related equipment costing approximately $0.5 million were contributed by CFM in the second quarter of fiscal 1998. The Company anticipates that research, development and engineering spending in the coming quarters will return to a level similar to that of the first quarter of fiscal 1998.

     Research, development and engineering expenses for the six months ended April 30, 1998 increased by 49.2% to $6.3 million, or 26.3.0% of net sales, from $4.2 million, or 12.0% of net sales, for the corresponding period during fiscal 1997. In addition to the development work and equipment contribution to the 300mm project at Semiconductor 300 discussed above, the Company continues to develop new processes for existing and new equipment and to invest in its applications laboratory, which is used for process development and demonstrations.

     Selling, General and Administrative. Selling, general and administrative expenses decreased from $4.9 million or 24.1% of net sales in the quarter ended April 30, 1997 to $4.3 million or 51.9% of net sales in the quarter ended April 30, 1998. Selling, general and administrative expenses were $5.6 million for the first quarter of 1998. Selling, general and administrative expenses for the second quarter of fiscal 1998 reflect lower commission costs due to reduced sales, somewhat offset by an increase in direct selling costs. Sales in the second quarter of fiscal 1997 were predominantly into East Asia where commission expenses are significantly higher than on sales into Europe or the United States.

     For the six months ended April 30, 1998, selling, general and administrative expenses increased to $9.9 million, or 41.7% of net sales, from $7.7 million, or 22.1% of net sales, for the six months ended April 30, 1997. During the first half of fiscal 1998, the increase in these expenses resulted from increased customer support, increased selling activity and legal expenses related to litigation undertaken to enforce one of the Company's patents. During the first quarter of fiscal 1998, a jury in the United States District Court for the District of Delaware found one of the Company's patents to be valid and enforceable on all asserted claims and found the defendant to have willfully infringed on all asserted claims. Costs related to the trial portion of this litigation were approximately $1.0 million. The Company believes that selling, general and administrative expenses, including ongoing legal expenses related to patent litigation, will decrease during the second half of fiscal 1998.

     Interest (income) expense, net. Interest income, net of interest expense, was $616,000 and $437,000 in the quarters ended April 30, 1997 and 1998, respectively. Such interest income was earned by the Company from investment of funds not immediately needed to support the Company's operations.

     Interest income, net of interest expense, for the six months ended April 30, 1997 and 1998 was $711,000 and $942,000, respectively. The net interest income recorded during these periods was the result of interest income earned by the Company from investment of funds not immediately needed to support the Company's operations. These funds were raised in the Company's initial public offering completed on June 21, 1996 and in a follow-on public offering completed on February 19, 1997. The Company anticipates that the investment of these funds will continue to generate interest income, net of interest expense, during the remainder of fiscal 1998.

     Income Taxes. The Company's effective tax rate was 30% for the three and six-month periods ended April 30, 1998. The rate is consistent with the effective rate for fiscal 1997.

BACKLOG

     As of April 30, 1998, the Company's backlog of orders was $10.1 million, compared to $25.3 million as of April 30, 1997. Customer orders for the second quarter of fiscal 1998, net of one cancellation, were $2.3 million, contributing to orders for the first half of fiscal 1998 of $12.1 million. All of the orders recorded during the second quarter of fiscal 1998 were for semiconductor systems, and substantially all of the orders were from customers in the United States. No FPD orders were received during the second quarter of fiscal 1998 or 1997. Substantially all of the orders in backlog at April 30, 1998 were from customers located in Asia and none of those orders have firm scheduled shipment dates. It has been the experience of the Company that neither reported backlog at a particular date nor the pattern of receipt of orders is necessarily indicative of future orders or revenues.


LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 1998, the Company had $20.9 million in cash and cash equivalents, $21.0 million in short-term investments and $76.9 million in working capital. At October 31, 1997 the Company had $26.9 million in cash and cash equivalents, $19.3 million in short-term investments and $81.8 million in working capital.

     Approximately $2.0 million was used in operating activities during the six months ended April 30, 1998, as compared with $3.4 million used in operating activities during the six months ended April 30, 1997. The cash used in operating activities during the six months ended April 30, 1998 was primarily the result of a decrease in accounts payable and accrued expenses of $6.0 million, the net loss of $4.0 million and a increase in inventories of $2.2 million offset by a decrease in accounts receivable of $10.2 million. While inventory balances are at an historically high level, the Company believes that this inventory will be utilized through fulfillment of future orders for the Company's products; however, there can be no assurance that such orders will be received and failure to receive such orders could have a material adverse impact on the operations of the Company. As of April 30, 1998, the Company had accounts receivable of $8.4 million due from Asian companies. Acquisitions of property, plant and equipment were $2.0 million for the first six months of fiscal 1998 and $1.7 million for the first six months of fiscal 1997. Fiscal 1998 acquisitions included improvements to leased facilities under construction and improvements and additions to the Company's applications laboratory to support development work on systems to process 300mm wafers.

     The Company has a relationship with a commercial bank which includes a mortgage on one of the Company's manufacturing facilities in the amount of $0.9 million and a $7.5 million unsecured revolving demand line of credit with an interest rate equal to the bank's overnight borrowing rate plus 1/4%. The mortgage bears interest at an annual rate of 8.9%. As of April 30, 1998, no balance was outstanding under the Company's line of credit.

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

     The Company had outstanding accounts receivable of approximately $33.4 million and $23.2 million as of October 31, 1997 and April 30, 1998, respectively. The Company sells its systems under terms which require billing for a portion of each sale upon completion of certain events related to installation and process validation. These unbilled amounts have decreased from $11.4 million at October 31, 1997 to $9.2 million at April 30, 1998. No allowance for doubtful accounts receivable has been recorded because the Company believes that all such accounts receivable are fully realizable.

     The Company believes that existing cash, cash equivalents and short-term investment balances and its available line of credit will be sufficient to meet the Company's cash requirements during the next 12 months. The board of directors has authorized the repurchase of up to 750,000 shares of the company's stock (see note 6 of the notes to Consolidated Financial Statements). The repurchase of stock is not expected to have a material adverse affect on the Company's ability to meet its cash requirements during the next 12 months. However, depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to the Company.

     The Company has undertaken a comprehensive approach to identify where Year 2000 problems may occur in its information technology, manufacturing systems, facilities systems and produced products. The Year 2000 problem is the result of the early practice in the computer industry of using two digits rather than four digits to designate the calendar year. This can lead to incorrect results when computer software performs arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company plans to modify or replace its affected systems in a manner that will minimize any detrimental effects on operations; however, no assurances can be given in this regard. The Company, in its investigations to date, has found a single component in its produced products that is not capable of handling dates greater than 1999. The vendor of this component has assured the Company that a modification to correct this component will be available before the end of 1998. The Company plans to offer, for a fee, modifications or component replacements for any produced products having Year 2000 problems that are discovered and are detrimental to customers. While it is not possible, at present, to quantify the overall cost of these modifications or replacements, the Company presently believes that the ultimate outcome of these modifications or replacements will not have a material effect on the Company's current financial position, liquidity or results of operations. However, in any future reporting period such costs could have a material effect on results of operations.


LITIGATION

     The Company has asserted its U.S. Letters Patent No. 4,911,761 for Direct Displacement(TM) drying against two defendants and is the defendant in a third litigation where the plaintiff seeks a declaratory judgement of non-infringement that the patent is invalid.

     The United States District Court for the District of Delaware granted summary judgement of non-infringement in one matter wherein the Company is the plaintiff. The Company has requested reargument. On December 12, 1997, following trial in the United States District Court for the District of Delaware, a jury found all asserted claims of the subject patent valid and enforceable, and found the defendant to have willfully infringed all asserted claims Post-trial motions by both parties are being considered by the court at the date of this filing. Some of the plaintiff's claims in the declaratory judgment action were dismissed for lack of jurisdiction and subsequently were reinstated following appeal.

     Although management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations, there can be no assurance in that regard.

     Complaints have been filed in the U.K., the Netherlands, and Germany alleging the invalidity of locally issued patents corresponding to the Company's U.S. Patent No. 4,911,761. The Company believes that these claims are substantially without merit and intends to defend its intellectual property vigorously.


FORWARD LOOKING STATEMENTS

     Statements in this Quarterly Report on Form 10-Q including those concerning the Company's expectations of future sales, gross profits, research, development and engineering expenses, selling, general and administrative expenses, product introductions, cash requirements and Year 2000 compliance include certain forward-looking statements. As such, actual results may vary materially from such expectations.

Factors which could cause actual results to differ from expectations include variations in the level of orders which can be affected by general economic conditions and growth rates in the semiconductor and FPD manufacturing industries and in the markets served by the Company's customers, the international economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by the Company or its competitors, ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs, ability to evaluate, identify and correct date recognition problems in software used by the Company, its customers or suppliers or failure to realize a successful outcome to pending patent litigation, all of which constitute significant risks. There can be no assurance that the Company's results of operations will not be adversely affected by one or more of these factors.

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


Dated: June 11, 1998



                                 CFM Technologies, Inc.
                                           (Registrant)


                              By: /s/ ROGER A. CAROLIN
                                  ----------------------------
                                      Roger A. Carolin
                                      Chief Executive Officer



                              By: /s/ LORIN J. RANDALL
                                  ----------------------------
                                      Lorin J. Randall
                                      Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
-------

11    Statement re: computation of per share earnings.

27    Financial Data Schedule.