Form 10-Q
period 1998-07-31
CFM TECHNOLOGIES INC
filed 1998-09-14
CIK 849323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                   FORM 10-Q
                                ----------------


(Mark One)

      [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 for the quarterly period ended July 31, 1998.
                                       or

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

                         Yes   X      No
                             -----

     The number of outstanding shares of the Registrant's Common Stock, no par value per share, on September 10, 1998 was 7,869,215.

                         CFM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                          INDEX

PART 1.  FINANCIAL INFORMATION


    Item 1.  Consolidated Financial Statements:

             Consolidated Balance Sheets (unaudited) as of
             July 31, 1998 and October 31, 1997 .................  3

             Consolidated Statements of Operations (unaudited)for
             the Three and Nine months ended July 31, 1998
             and 1997 ............................................ 5

             Consolidated Statements of Cash Flows (unaudited)
             for the Nine months ended July 31, 1998 and 1997..... 6

             Notes to Consolidated Financial Statements .......... 7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations  ................ 9


PART II.  OTHER INFORMATION

    Item 2.  Changes in Securities and Proceeds ................. 16

    Item 6.  Exhibits and Reports on Form 8-K ................... 16

             Signatures ......................................... 17

             Exhibit Index ...................................... 18

                          PART 1. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements


                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)



                                               July 31,        October 31,
                   ASSETS                       1998              1997
                                                ----              ----

CURRENT ASSETS:
   Cash and cash equivalents .......         $  25,227          $  26,865
   Short-term investments ..........            16,971             19,316
   Accounts receivable .............            15,740             33,392
   Inventories .....................            17,307             16,081
   Prepaid expenses and other ......             3,988              1,709
   Deferred income taxes ...........              --                1,371
                                             ---------          ---------
        Total current assets .......            79,233             98,734
                                             ---------          ---------

PROPERTY, PLANT AND EQUIPMENT:
   Land ............................               540                540
   Building and improvements .......             5,443              3,782
   Machinery and equipment .........             9,467              8,106
   Furniture and fixtures ..........             1,424              1,337
                                             ---------          ---------
                                                16,874             13,765
   Less - Accumulated depreciation
          and amortization .........            (5,695)            (3,562)
                                             ---------          ---------
   Net property, plant and equipment            11,179             10,203
                                             ---------          ---------

OTHER ASSETS .......................             2,637                559
                                             ---------          ---------
                                             $  93,049          $ 109,496
                                             =========          =========








   The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (unaudited)



                                                    July 31,      October 31,
                                                      1998           1997
LIABILITIES AND SHAREHOLDERS' EQUITY               ---------      -----------
CURRENT LIABILITIES:
   Current portion of long-term debt .....         $     648        $     617

   Accounts payable ......................             1,891            7,709

   Accrued expenses ......................             6,440            8,612
                                                   ---------        ---------
            Total current liabilities ....             8,979           16,938
                                                   ---------        ---------

LONG-TERM DEBT ...........................             2,579            2,571
                                                   ---------        ---------
DEFERRED INCOME TAXES ....................              --                119
                                                   ---------        ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; 1,000,000
    authorized shares; no shares issued or
    outstanding ..........................              --               --
  Common stock, no par value; 30,000,000
    authorized shares; 7,930,315 and
    7,913,588 shares issued ..............            80,814           80,762
  Retained earnings ......................               931            9,341
  Deferred compensation ..................               (53)            (235)
  Treasury Stock, 21,500 shares at cost ..              (201)            --
                                                   ---------        ---------
     Total shareholders' equity ..........            81,491           89,868
                                                   ---------        ---------
                                                   $  93,049        $ 109,496
                                                   =========        =========







   The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)


                                                   Three Months Ended           Nine Months Ended
                                                        July 31,                     July 31,
                                                -----------------------       -----------------------
                                                   1998           1997           1998          1997
                                                   ----           ----           ----          ----

NET SALES ................................      $  3,780       $ 22,914       $ 27,604       $ 57,854
COST OF SALES ............................         4,652         11,973         18,989         30,715
                                                --------       --------       --------       --------
     Gross profit (loss) .................          (872)        10,941          8,615         27,139
                                                --------       --------       --------       --------

OPERATING EXPENSES:
     Research, development and engineering         2,307          2,468          8,570          6,665
     Selling, general and administrative .         3,491          5,920         13,416         13,626
                                                --------       --------       --------       --------
           Total operating expenses ......         5,798          8,388         21,986         20,291
                                                --------       --------       --------       --------
           Operating income (loss) .......        (6,670)         2,553        (13,371)         6,848

INTEREST (INCOME) EXPENSE, NET ...........          (415)          (634)        (1,357)        (1,345)
                                                --------       --------       --------       --------
      Income (loss) before income taxes ..        (6,255)         3,187        (12,014)         8,193

INCOME TAXES .............................        (1,876)           806         (3,604)         2,458
                                                --------       --------       --------       --------
NET INCOME(LOSS) .........................      $ (4,379)      $  2,381       $ (8,410)      $  5,735
                                                ========       ========       ========       ========

NET INCOME(LOSS) PER COMMON SHARE:
      Basic ..............................      $  (0.55)      $   0.30       $  (1.06)      $   0.81
                                                ========       ========       ========       ========
      Diluted ............................      $  (0.55)      $   0.29       $  (1.06)      $   0.76
                                                ========       ========       ========       ========

SHARES USED IN COMPUTING NET INCOME (LOSS)
PER COMMON SHARE:
      Basic ..............................         7,921          7,867          7,918          7,123
                                                ========       ========       ========       ========
      Diluted ............................         7,921          8,354          7,918          7,570
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

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                           Nine Months Ended
                                                               July 31,
                                                      -------------------------
                                                          1998          1997
                                                          ----          ----
OPERATING ACTIVITIES:
Net income (loss) ...............................     $  (8,410)     $   5,735
Adjustments to reconcile net income (loss) to net
 cash used in operating activities
   Depreciation and amortization ................         2,182          1,697
   Deferred compensation ........................            18             62
   Deferred income tax benefit ..................          (985)          (668)
   (Increase) decrease in -
      Accounts receivable .......................        17,652        (15,726)
      Inventories ...............................        (1,226)        (6,496)
      Prepaid expenses and other current assets .        (2,279)           (15)
      Other assets ..............................           110            (73)
   Increase (decrease) in -
      Accounts payable ..........................        (5,818)         1,136
      Accrued expenses ..........................        (2,172)         6,035
                                                      ---------      ---------
Net cash used in operating activities ...........          (928)        (8,313)
                                                      ---------      ---------
INVESTING ACTIVITIES:
   Purchases of short-term investments ..........       (24,601)      (125,397)
   Proceeds from short-term investments .........        26,946        111,047
   Purchases of property, plant and equipment ...        (2,622)        (3,025)
   Purchases of Treasury Stock ..................          (201)          --
                                                      ---------      ---------
Net cash used in investing
   activities ...................................          (478)       (17,375)
                                                      ---------      ---------
FINANCING ACTIVITIES:
   Payments on long-term debt ...................          (448)          (413)
   Proceeds from sale of common stock, net ......           210         49,288
   Proceeds from exercise of stock options ......             6            427
   Tax benefits from exercise of stock options ..          --              619
                                                      ---------      ---------
Net cash (used in) provided by financing
   activities ...................................          (232)        49,921
                                                      ---------      ---------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS ..............................        (1,638)        24,233
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..        26,865          9,308
                                                      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........     $  25,227      $  33,541
                                                      =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest expense ...............     $     111      $     202
   Cash received for interest income ............         1,652          1,331
   Cash paid for income taxes ...................           139          1,647
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
   Machinery acquired under capital leases ......     $     487      $     750


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


  (2) Accounts Receivable:

                                           July 31,       October 31,
                                             1998            1997
                                         -----------      -----------
         Billed........................  $ 9,112,000      $21,944,000
         Unbilled......................    6,628,000       11,448,000
                                         -----------      -----------
                                         $15,740,000      $33,392,000
                                         ===========      ===========

    Unbilled receivables represent final retainage amounts to be billed upon completion of the installation process.


   (3) Inventories:

                                           July 31,       October 31,
                                            1998             1997
                                         -----------      -----------
         Raw materials.................  $ 9,682,000      $ 8,373,000
         Work in progress..............    7,625,000        7,708,000
                                         -----------      -----------
                                         $17,307,000      $16,081,000
                                         ===========      ===========


   (4) Net income (loss) per common share:

     Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share for the three and nine month periods ended July 31, 1997 reflects the potential dilution from the exercise of outstanding stock options into common stock. Inclusion of shares of common stock potentially issuable upon the exercise of stock options in calculating diluted net loss per common share for the three and nine month periods ended July 31, 1998 would have been antidilutive, and therefore such shares were not included in the calculation. In 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for the three and nine month periods ended July 31, 1997 were restated.

The net income (loss) and weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share are computed as follows:

                                             Three Months Ended          Nine Months Ended
                                                  July 31,                    July 31,
                                           -----------------------     -----------------------
                                              1998         1997           1998          1997
                                           ---------     ---------     ---------     ---------
  Net income (loss) used for basic
    and diluted net income (loss)
    per common share                       $  (4,379)    $   2,381     $  (8,410)    $   5,735
                                           =========     =========     =========     =========

  Weighted average common shares
    outstanding used for basic net
    income (loss) per common share         7,921,000     7,867,000     7,918,000     7,123,000
                                           ---------     ---------     ---------     ---------

  Dilutive effect of common stock
    options outstanding                          -         487,000           -         447,000
                                           ---------     ---------     ---------     ---------

  Weighted average common and common
    equivalent shares outstanding
    used for diluted net income (loss)
    per common share                       7,921,000     8,354,000     7,918,000     7,570,000
                                           =========     =========     =========     =========


(5)     Geographic Information:

Historically, a significant portion of the Company's sales have been to Asian companies. Included in accounts receivable as of July 31, 1998, was approximately $8.3 million due from Asian companies. The current economic and currency situation affecting certain Asian countries, which includes currency devaluation, external support and economic reorganization programs to reduce growth and credit demand has had and could continue to have a material adverse effect on the Company's operating results.


(6)  Stock Repurchase Authorization:

On June 9, 1998, the Board of Directors authorized the Company to repurchase up to 750,000 shares of the Company's common stock in open market, privately negotiated or other transactions in conformity with the rules of the Securities and Exchange Commission. As of July 31, 1998, the Company had repurchased 21,500 shares of the Company's common stock.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.


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

     The Company has derived substantially all of its revenues from the sale of a relatively small number of its systems, which range in price from approximately $1.2 million to $2.7 million. The Company sells its systems worldwide and records a significant portion of its sales to customers outside the United States. The Company's international sales have occurred in Korea, Europe, Taiwan, Japan and Israel. The Company anticipates that international sales will continue to account for a significant portion of net sales, although the percentage of international sales is expected to fluctuate from period to period. Because of the current economic and currency situation in Asia, the Company expects the proportion of its total net sales represented by international sales to be lower during fiscal 1998, than it has been historically. The Company's near-term results are likely to continue to be negatively impacted by the continuing economic difficulties in Asia and certain over-capacity issues facing the semiconductor and FPD industries.


Results of Operations

     The following table sets forth certain financial data for the periods indicated, expressed as a percentage of net sales.

                                    Three Month Period      Nine Month Period
                                          Ended                   Ended
                                         July 31,                July 31,
                                 ---------------------    ---------------------
                                    1998        1997         1998       1997
                                  --------    --------     --------   --------

  Net sales                        100.0%      100.0%       100.0%     100.0%
  Gross profit (loss)              (23.1)%      47.7%        31.2%      46.9%
  Research, development and
    engineering                     61.0%       10.8%        31.0%      11.5%
  Selling, general and
  administrative                    92.4%       25.8%        48.6%      23.6%
  Income (loss) from operations   (176.5)%      11.1%       (48.4)%     11.8%
  Income (loss) before
    income taxes                  (165.5)%      13.9%       (43.5)%     14.2%
  Net income (loss)               (115.8)%      10.4%       (30.5)%      9.9%

     Net Sales. Net sales for the three month period ended July 31, 1998 of $3.8 million decreased 83.5% from $22.9 million in the corresponding period in fiscal 1997. International sales represented 90.7% and 64.1% of total net sales for the three months ended July 31, 1998 and 1997, respectively. Net sales in the second quarter of fiscal 1998 were $8.3 million. The decrease in net sales was due to the impact of the broad semiconductor industry downturn caused by the Asian economic and currency situation and by general over-capacity in the semiconductor and FPD manufacturing industries.

     For the nine months ended July 31, 1998 net sales of $27.6 million decreased 52.3% from $57.9 million during the nine months ended July 31, 1997. International sales represented 36.9% and 64.1% of total net sales for the nine months ended July 31, 1998 and 1997, respectively. Asian sales declined from 48.0% of net sales during the nine-month period ended July 31, 1997 to 16.0% during the nine-month period ended July 31, 1998. This decline reflects the impact of both the Asian economic and currency situation and the general over-capacity in the semiconductor and FPD manufacturing industries on purchases of production equipment by Asian manufacturers in these sectors. As a result of these declines in net sales, the Company has reduced active headcount by approximately 35% since the beginning of fiscal 1998. Additionally, the Company has out-placed certain skilled employees to other local companies. Management believes that some of these employees will return to the organization when market conditions improve.

     Gross Profit (Loss). Gross profit (loss) as a percentage of net sales decreased from 47.7% in the three-month period ended July 31, 1997 to a negative 23.1% for the same corresponding in fiscal 1998. Gross profit for the third quarter of fiscal 1998 was adversely affected by a very low rate of production as a result of the current low sales rate, including costs associated with slowed inventory turnover and unabsorbed production costs. Gross profit was 31.7% in the second quarter of fiscal 1998.

     During the first nine months of fiscal 1998, gross margins decreased to 31.2% from 46.9% for the corresponding nine months of fiscal 1997. This was the result of adjustments to warranty reserves, additional allowances for obsolete inventory, system reconfiguration costs and excess capacity costs recorded in fiscal 1998 as a result of the significantly reduced level of net sales during that period. The Company's gross margins have varied significantly from quarter to quarter and will continue to be affected by a variety of factors. These factor include sales volumes, the mix and average selling prices of systems, sales of OEM automation equipment which yield relatively lower gross margins, the cost of reconfiguration of systems prepared in anticipation of orders not subsequently placed and excess production capacity.

     Research, Development and Engineering. Research, development and engineering expenses for the quarter ended July 31, 1998 decreased by 6.5 % to $2.3 million from $2.5 million recorded in the corresponding period during fiscal 1997. Research, development and engineering expenses were $3.4 million in the second quarter of 1998. During the third quarter of fiscal 1998, work continued on the Company's joint development project with Semiconductor 300 (a joint venture of Siemens and Motorola) in Dresden, Germany. As part of a joint development program, Semiconductor 300 and the Company will qualify the CFM system's performance for a broad spectrum of production processes during the next twelve months. During this period, work also continued on broadening the number of applications supported by the Company's Full-Flow wet processing system platform. The Company anticipates that research, development and engineering spending in the coming quarters will continue at recent levels.

     Research, development and engineering expenses for the nine months ended July 31, 1998 increased to $8.6 million, or 31.0% of net sales, from $6.7 million, or 11.5% of net sales, for the corresponding period during fiscal 1997. In connection with the project with Semiconductor 300 discussed above, support modules and related equipment with an aggregate cost of approximately $0.5 million were contributed by CFM in the second quarter of fiscal 1998. In addition to development work on the Semiconductor 300 project, the Company continues to develop new processes for existing and new equipment and to invest in its applications laboratory, which is used for process development and demonstrations.

     Selling, General and Administrative. Selling, general and administrative expenses decreased from $5.9 million or 25.8% of net sales in the quarter ended July 31, 1997 to $3.5 million or 92.4% of net sales in the quarter ended July 31, 1998. Selling, general and administrative expenses were $4.3 million for the second quarter of 1998. Selling, general and administrative expenses for the third quarter of fiscal 1998 reflect lower commission costs due to reduced sales, reduced patent litigation costs and the results of stringent cost controls.

     For the nine months ended July 31, 1998, selling, general and administrative expenses were $13.4 million, or 48.6% of net sales, compared to $13.6 million, or 23.6% of net sales, for the nine months ended July 31, 1997. During the nine months ended July 31, 1998, selling, general and administrative expenses included increases for increased customer support, selling activity and legal expenses related to litigation undertaken to enforce one of the Company's patents. These expenses were offset in part by lower commission costs resulting from reduced sales levels and cost controls related to the low level of net sales.

     Interest (Income) Expense, Net. Interest income, net of interest expense, was $634,000 and $415,000 in the quarters ended July 31, 1997 and 1998, respectively. Such interest income was earned by the Company from investment of funds not immediately needed to support the Company's operations.

     Interest income, net of interest expense, for the nine months ended July 31, 1997 and 1998 was $1,345,000 and $1,357,000, respectively. The net interest income recorded during these periods was the result of interest income earned by the Company from investment of funds not immediately needed to support the Company's operations. These funds were raised in the Company's initial public offering completed on June 21, 1996 and in a follow-on public offering completed on February 19, 1997. The Company anticipates that the investment of these funds will continue to generate interest income, net of interest expense, during the remainder of fiscal 1998.

     Income Taxes. The Company's effective tax rate was 30% for the three and nine-month periods ended July 31, 1998. The rate is consistent with the effective rate for fiscal 1997.


Backlog

     As of July 31, 1998, the Company's backlog of orders was $14.6 million, compared to $17.1 million as of July 31, 1997. Customer orders for the third quarter of fiscal 1998 were $8.3 million. All orders recorded during the third quarter of fiscal 1998 were for semiconductor systems. No FPD orders were received during the third quarter of fiscal 1998 or 1997. A single system ordered from and shipped to Asia accounted for 61% of the net sales for the third quarter of fiscal 1998. Orders for the first nine months of fiscal 1998 were $20.4 million. In the nine months, orders from the U.S. accounted for 56% of total orders, Asia 26% and Europe 18%. It has been the experience of the Company that neither reported backlog at a particular date nor the pattern of receipt of orders is necessarily indicative of future orders or revenues.


Liquidity and Capital Resources

     At July 31, 1998, the Company had $25.2 million in cash and cash equivalents, $17.0 million in short-term investments and $70.3 million in working capital. At October 31, 1997 the Company had $26.9 million in cash and cash equivalents, $19.3 million in short-term investments and $81.8 million in working capital.

     Approximately $1.0 million was used in operating activities during the nine months ended July 31, 1998, as compared with $8.3 million used in operating activities during the nine months ended July 31, 1997. The cash used in operating activities during the nine months ended July 31, 1998 was primarily the result of the net loss of $8.4 million, a decrease in accounts payable and accrued expenses of $8.0 million, an increase in inventories, prepaid expenses and other assets of $3.4 million and a decrease in accounts receivable of $17.7 million. While inventory balances are at an historically high level, the Company believes that this inventory will be utilized through fulfillment of future orders for the Company's products; however, there can be no assurance that such orders will be received and failure to receive such orders could have a material adverse impact on the operations of the Company. The Company had accounts receivable of $8.3 and $14.3 million due from Asian companies as of July 31, 1998 and 1997, respectively. Acquisitions of property, plant and equipment were $2.6 million for the first nine months of fiscal 1998 and $3.0 million for the first nine months of fiscal 1997. Fiscal 1998 acquisitions included improvements to leased facilities under construction and improvements and additions to the Company's applications laboratory in general and to support development work on systems to process 300mm wafers.

     On June 9, 1998, the Company announced the initiation of a stock repurchase program of up to 750,000 shares of its common stock. As of July 31, 1998, the Company had repurchased 21,500 shares.

     The Company has a relationship with a commercial bank which includes a mortgage on one of the Company's manufacturing facilities in the amount of $0.9 million and a $7.5 million unsecured revolving demand line of credit with an interest rate equal to the bank's overnight borrowing rate plus 1/4%. The mortgage bears interest at an annual rate of 8.9%. As of July 31, 1998, no balance was outstanding under the Company's line of credit.

     The Company also has mortgage notes payable to the Pennsylvania Industrial Development Authority in the amount of $0.5 million bearing interest at 2.0% and to the Chester County Development Council in the amount of $0.1 million bearing interest at 5.0%. In addition, the Company has outstanding capital lease obligations in the amount of $1.5 million bearing interest at rates ranging from 7% to 12% per annum.

     The Company had outstanding accounts receivable of approximately $33.4 million and $15.7 million as of October 31, 1997 and July 31, 1998, respectively. The Company sells its systems under terms which require billing for a portion of each sale upon completion of certain events related to installation and process validation. These unbilled amounts have decreased from $11.4 million at October 31, 1997 to $6.6 million at July 31, 1998. No allowance for doubtful accounts receivable has been recorded because the Company believes that all such accounts receivable are fully realizable.

     The Company believes that existing cash, cash equivalents and short-term investment balances and its available line of credit will be sufficient to meet the Company's cash requirements during the next 12 months. The board of directors has authorized the repurchase of up to 750,000 shares of the Company's common stock (see Note 6 of the Notes to Consolidated Financial Statements). The repurchase of stock is not expected to have a material adverse affect on the Company's ability to meet its cash requirements during the next 12 months. However, depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to the Company.

Year 2000 Problem

     At midnight on December 31, 1999, all computer systems that use two digits to represent the year are at risk of malfunction or failure. Many systems will continue to run, but may interpret any date in the year '00 to be prior to any date in the year '99, posing potential date comparison problems, or may fail to recognize that the Year 2000, unlike 1900, is a leap year. Businesses and systems that use a four-digit format to report and process dates later than December 31, 1999 are often denoted as "Year 2000 compliant". While many systems have no date comparison functions and operate in a date-independent mode they may have a date function. If full system operation and correct display of dates subsequent to January 1, 2000 are possible, these systems may be denoted as "Year 2000 operationally ready". Many systems and subsystems using two digit dates will operate smoothly until the end of their technological or economic life without regard to the actual date. These systems are unaffected by whether it is 2000 or 1900, make no "real-time" date comparisons and have no date display features. At the other extreme are systems which will cease functioning or malfunction when an unacceptable date is perceived (which in some cases could be during 1999). In its investigations to date, the Company has found no internal systems or subsystems, in the Company's products or otherwise, which will cease to function or malfunction, due to a date induced error, in a manner which would potentially cause personal injury or material damage to property. The categories in which the Company faces potential exposure are as follows:

o Business Applications - This category includes all client/server and desktop hardware and software used in routine business operations including order processing, system design and documentation, procurement, manufacturing and customer service.

o Infrastructure/Embedded Systems - This category includes building facilities, manufacturing equipment and systems, control systems and instrumentation.

o Telecommunications - This category includes voice, video and data switching systems and network components.

o Business Relationships - This category includes the supply chain for the Company's products and service providers including banks, insurance companies, payroll and pension plan administrators, legal, accounting and consulting firms as well as public utilities, long distance telecommunications providers, transportation and overnight delivery companies and local government services.

     The Company plans to modify or replace its affected systems in a manner that will minimize any detrimental effects on operations. Toward that end, the Company has formed a management team with active participation by representatives of departments throughout the Company which has been working together since 1997 to enable the Company to meet its Year 2000 goals. In addition to the Company's Year 2000 team, additional personnel within each functional area are working to complete the assessment and remediation process. An inventory of exposures has been completed and operational steps necessary to deal with each of these exposures have been established. In its investigations to date, the Company has found no internal systems or subsystems, in the Company's products or otherwise, where a value for the date will cause any interruption in operation which would cause any personal injury or material damage to property. Following a rollover and reset of internal date information, tests have shown that date and time functions behave consistently before, during and after the year 2000. As a result, CFM Full-Flow wet processing systems are Y2K operationally ready. A program to inventory the hardware and software configuration of every CFM Full-Flow semiconductor or flat panel wet processing system is underway. This information is being used to assess the Year 2000 impact of any hardware and software changes on reported systems which may be proposed through 1-1-2000. An action plan to provide technical Year 2000 compliance has been prepared and, in many cases, has been or is in the process of being implemented. Product related issues include data recording and host communications. In each of these cases, technical compliance will not impact the product's full functional operation. Technical compliance (four-digit date representation), while unnecessary for full product operation, will be available, for a fee, for implementation late in 1998. Extensive testing using commercially available information systems test programs and programs developed by the British Standards Institution and Sematech have been used and will continue to be used to assess Year 2000 issues in appropriate categories. This testing will continue until after January 1, 2000 to ensure that any new issues that are identified can be addressed promptly. As part of its year 2000 compliance efforts, the Company is concerned about maintaining the stability of its supplier network. The Company's current strategy is to prioritize suppliers as to their criticality and then to investigate their Year 2000 compliance status starting with those suppliers most critical to the Company's operations. A special effort has been made to identify embedded microprocessors with date functions which may impact their operation in any part, assembly, subsystem or OEM component used in or distributed in conjunction with the Company's products. No such embedded microprocessors have been discovered, to date.

     The Company recognizes that the Year 2000 problem is a serious, enterprise-wide issue. Management believes that appropriate personnel and resources have been assigned to this effort and have made significant progress to date. Continued diligence by the members of the Company's Year 2000 team and appropriate monitoring by and support from senior management throughout the remainder of 1998 and 1999 are intended to further enhance the Company's efforts to ensure that its business will not be negatively impacted by any Year 2000 issues in any material adverse respect.

     The Company believes that the cost of developing an inventory of potential Year 2000 issues within the Company, the analysis of that inventory and remediation of any issues found to cause potential operational problems will not exceed $100,000. It is not possible, at present, to quantify the overall cost of any modifications or replacements which may be needed. The current status of the Company's efforts to deal with these issues has been posted on the Company's internet site which may viewed at http://CFMTech.com. While the Company presently believes that the ultimate outcome of any such modifications or replacements will not have a material effect on the Company's current financial position, liquidity or results of operations, information developed as a result of the Company's continuing inventory and analysis of issues may result in increased costs estimates and such costs could have a material effect on results of operations.


Litigation

     In the United States, the Company has asserted its U.S. Letters Patent No. 4,911,761 (the "'761 patent") for Direct Displacement(TM) drying against two defendants, and is the defendant in a third litigation where the plaintiff seeks a declaratory judgment of non-infringement and that the `761 patent is invalid.

     In CFMT, Inc. and CFM Technologies, Inc. v. YieldUp International Corp. ("YieldUp"), Civil Action No. 95-549-RRM, the United States District Court for the District of Delaware granted summary judgment dismissing the Company's infringement claim against YieldUp in October 1997. The Company requested reargument of the summary judgment decision in November 1997, which the court allowed in June 1998. The Company and YieldUp submitted supplemental briefs on whether the Court's initial dismissal of the Company's infringement claim was appropriate in August 1998. The Company is currently awaiting the court's decision. In a separate matter, CFMT, Inc. and CFM Technologies, Inc. v. Steag Microtech Inc., Civil Action No. 95-442-RRM, on December 12, 1997, following trial in the United States District Court for the District of Delaware, a jury found all asserted claims of the `761 patent valid and enforceable, and found the defendant to have willfully infringed all asserted claims. The judge upheld the jury's findings and entered final judgment for $3.1 million in the Company's favor. The defendant has appealed that final judgment. In the third litigation matter, certain of the plaintiff's claims in the declaratory judgment action were dismissed for lack of jurisdiction and subsequently were reinstated following appeal. The case is ongoing.

     In Europe, nullification proceedings have been filed against the Company's drying patents, each of which is based on the `761 patent, in England (patent no. EP428,784), Ireland (patent no. 66839), France (patent no. EP428,784), Germany (patent no. DE68921757.8), and The Netherlands (patent no. EP428,784). The Company is currently evaluating an appropriate response to these actions.

     Although management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations, there can be no assurance in that regard.

Forward Looking Statements

     Statements in this Quarterly Report on Form 10-Q, including those concerning the Company's expectations of future sales, gross profits, research, development and engineering expenses, selling, general and administrative expenses, product introductions, cash requirements and Year 2000 compliance, include certain forward-looking statements. As such, actual results may vary materially from such expectations. Factors which could cause actual results to differ from expectations include variations in the level of orders which can be affected by general economic conditions and growth rates in the semiconductor and FPD manufacturing industries and in the markets served by the Company's customers, the international economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by the Company or its competitors, ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs, ability to evaluate, identify and correct date recognition problems in software used by the Company, its customers or suppliers or failure to realize a successful outcome to pending patent litigation, all of which constitute significant risks. There can be no assurance that the Company's results of operations will not be adversely affected by one or more of these factors.

                           PART II. OTHER INFORMATION


 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 21, 1996, the Company consummated an initial public offering of its Common Stock. The Company sold 2,249,661 (including the underwriters over-allotment) shares of Common Stock, no par value, at an initial public offering price of $10.00 per share. After deducting the underwriter's discount and other offering expenses, the net proceeds to the Company were approximately $19,976,000.

     The Company has used substantially all of the proceeds of the initial public offering in the following approximate amounts:

 Repayment of short-term working capital borrowings        $ 5,300,000
 Expansion of manufacturing facilities                       1,200,000
 Expansion of applications laboratory                        2,000,000
 Payment of long-term indebtedness                           1,600,000
 Expansion of office facilities                              2,700,000
 Expansion of information systems infrastructure             1,700,000
 Purchases of automated design software and workstation      1,100,000
 Used in working capital                                     5,976,000
                                                           -----------
                                                           $19,976,000
                                                           ===========

     None of the forgoing payments were made, directly or indirectly, to directors, officers or other affiliates of the Company.


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

         27   Financial Data Schedule


    (b) Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Dated:  September 14, 1998



                              CFM Technologies, Inc.
                                            (Registrant)


                              By: /s/  Roger A. Carolin
                                 ---------------------------
                                       Roger A. Carolin
                                       Chief Executive Officer


                              By: /s/  Lorin J. Randall
                                 ---------------------------
                                       Lorin J. Randall
                                       Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit

27    Financial Data Schedule.