Form 10-K
period 1998-10-31
CFM TECHNOLOGIES INC
filed 1999-01-22
CIK 849323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1998.

                                      or
[   ]   Transition Report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 For the transition period from _________ to __________

                           Commission File No. 0-27498

                             CFM TECHNOLOGIES, INC.
             (Ex act name of registrant as specified in its charter)

             PENNSYLVANIA                              23-2786977
             ------------                              ----------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                 Identification Number)

             1336 ENTERPRISE DRIVE, WEST CHESTER, PENNSYLVANIA 19380
               (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 696-8300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
                                 Title of Class

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes __X__   No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The number of outstanding shares of the Registrant's Common Stock, no par value per share, on January 15, 1999 was 7,855,166.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the closing price of such stock on The Nasdaq Stock Market on January 15, 1999 of $10.9375) was approximately $70,596,000. In making such calculation, Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on March 4, 1999 are incorporated herein by reference in Part III, Items 10,11,12 and 13.

                                TABLE OF CONTENTS

ITEM NO.                                                                  PAGE
--------                                                                  ----

                                     PART I
1.   Business............................................................... 3
2.   Properties.............................................................30
3.   Legal Proceedings......................................................31
4.   Submission of Matters to a Vote of Security Holders....................32
     Executive Officers of the Registrant...................................32

                                     PART II
5.   Markets for Registrant's Common Equity and Related Stockholder
     Matters................................................................35
6.   Selected Financial Data................................................35
7.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations................................................37
7a.  Quantitative and Qualitative Disclosures about Market Risk.............47
8.   Financial Statements and Supplementary Data............................48
9.   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure ................................................48

                                    PART III
10.  Directors and Executive Officers of the Registrant ....................48
11.  Executive Compensation ................................................48
12.  Security Ownership of Certain Beneficial Owners and
     Management ............................................................48
13.  Certain Relationships and Related Transactions ........................49

                                     PART IV
14.  Exhibits, Financial Statement Schedules and Reports
     on Form 8-K ...........................................................49

Signatures  ...............................................................E-1
Exhibits Index  ...........................................................E-2

                                     PART I

ITEM 1.  BUSINESS

      CFM Technologies, Inc. and subsidiaries ("CFM" or the "Company") designs, manufactures and markets advanced wet processing equipment for sale to the worldwide semiconductor and flat panel display ("FPD") industries. The Company believes that its patented Full-Flow(TM) enclosed processing and Direct-Displacement(TM) drying technologies enable it to provide wet processing systems that address a variety of limitations inherent in conventional systems, including wet benches and spray tools, resulting in significantly lower cost of ownership ("COO") for the Company's Full-Flow systems. The Company's customers include: United Microelectronics Corporation (UMC), LG International (America) and related entities ("LG"), Motorola, National Semiconductor, Samsung, SGS-Thomson, Siemens, Texas Instruments, Tower Semiconductor, Anam Semiconductor Company, Hewlett Packard and International Business Machines ("IBM").


INDUSTRY BACKGROUND

Market Overview

      Over the past two decades, increasing demand for integrated circuits ("ICs") has resulted primarily from the growth of the personal computer and data communication markets, as well as the emergence of new markets such as wireless communications, mobile computing and multimedia and the addition of microprocessor control to many common consumer products such as automobiles, kitchen appliances and audio/video equipment. In large part, this demand has been driven by the semiconductor industry's ability to provide increasingly complex, higher performance ICs while steadily reducing the cost per function along with lower power consumption. These improvements in the ratio of price to performance have been driven by advancements in semiconductor process technology, which have enabled the cost-effective production of high density ICs with linewidths well below 0.5 micron.

      As demand for ICs has grown, semiconductor and FPD manufacturers have increased capacity by expanding and updating existing fabrication facilities ("fabs") and constructing new fabs. This expansion has historically exhibited strong cyclical characteristics, and continues to do so. For example, in 1997 a significant overcapacity situation developed in the semiconductor device market, especially in dynamic random access memory ("DRAM") chips. This, together with the Asian financial crisis, led to a reduction in the semiconductor capital equipment demand as semiconductor manufacturers cancelled or postponed capacity expansions. This situation continued into 1998 and recent industry analyst forecasts estimate total spending for semiconductor equipment worldwide will be down approximately 29% to $28.9 billion during 1998.

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

      Throughput is primarily a function of the time required to complete a process cycle, the number of wafers processed in a single batch and the handling time between process steps. Capital costs include the cost of acquisition and installation of the process equipment. Direct costs primarily include consumables used in the manufacturing process and costs of cleanroom space occupied by the equipment. Semiconductor device manufacturers must also address environmental costs such as water usage and costs related to the control and disposal of chemical waste and atmospheric emissions associated with operating a fab. Measuring and maintaining an acceptable level of COO becomes increasingly challenging as manufacturing processes become more complex and process tolerances narrow.

      The market for FPDs has grown significantly in recent years as the result of the increasing popularity of portable computers and other electronic devices which utilize screens and other types of displays to provide information in digital format and graphical displays to the end user. As consumers demand increasingly smaller and lighter electronic devices with improved functionality, the demand for FPDs continues to increase due to inherent advantages over cathode ray tubes ("CRTs") with respect to size, weight and power consumption. As the cost of FPDs declines and performance improves, the uses of FPDs are expected to increase. Computer applications accounted for over half of the total number of FPDs sold in 1995. According to Display Search, Inc., a market research company, the overall market for FPDs is projected to increase from $4.7 billion in 1995 to $23 billion in 2002.

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

      The following table identifies the typical wet processing steps in semiconductor manufacturing:

  CRITICAL CLEANING       CRITICAL ETCHING
    APPLICATIONS            APPLICATIONS         PHOTORESIST STRIP APPLICATIONS
Initial wafer clean       Silicon oxide etch     Concentrated acid
Pre-diffusion clean       Polysilicon etch       chemistry resist
Pre-oxidation clean       Silicon nitride etch     strip/post-ash clean
Pre-thin film                                    Solvent chemistry resist
  deposition clean                                 strip/post-ash clean
Post-CMP clean                                     (back-end)


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

      Particle Contamination. Submicron ICs are extremely sensitive to small amounts of particle contamination which can result in poor device performance or even failure. As device geometries become smaller, the reduction of particle contamination has become an increasingly critical factor in maximizing yield. Open-bath wet benches are exposed to the cleanroom environment and therefore are susceptible to external contamination. Since particles tend to reside on the surfaces of liquids due to surface tension, the movement of wafers in and out of liquids can result in the transfer of particles to the wafer surfaces through a "skimming" effect. The tendency to add particles from air-liquid transitions is inherent in wet benches due to multiple immersions and withdrawals and in spray processing where each spray droplet striking the wafer surface can act as a separate miniature immersion and withdrawal.

      Watermark Defects and Native Oxide Growth. Both wet benches and spray tools subject the surface of wafers or substrates to repeated wetting and evaporative drying, creating watermark defects on the surface that can significantly impact device performance and interfere with subsequent process steps.

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


THE CFM SOLUTION

      The Company's systems are based on its proprietary Full-Flow wet processing technology and are used to perform various cleaning, stripping and etching process steps in the manufacture of semiconductors and FPDs. In the Company's Full-Flow wet processing system, up to 100 wafers or 50 FPD substrates automatically load into a fully-enclosed, flow-optimized vessel that has a lower fluid inlet and an upper fluid outlet. The Full-Flow system process chamber is fabricated to conform to the size of silicon wafers or FPD substrates used by the customer. Once a selected process is begun, the vessel is completely filled with fluid at all times, with fluids flowing through the vessel one directly after another without exposing the wafers or substrates to air.

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

      Cleanroom Space Savings. The Full-Flow system has been designed to consume a minimum amount of cleanroom space. System support modules can be located outside the cleanroom and away from the vessel module. In many fabs, this means that these support modules can be located in the basement, further reducing the amount of square footage that is required on the main floor of the fab where floor space is most expensive. A dual vessel Full-Flow system capable of processing 100 8-inch wafers in each of two vessels requires approximately 13 linear feet of cleanroom wall space and makes no direct usage of cleanroom floor space when flush-mounted. This is significantly less than the space requirements of a wet bench with a similar processing capacity, which the Company believes can require up to 350 square feet of total cleanroom floor space and approximately 35 linear feet of cleanroom wall space.

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

      Increase Current Market Share. The Company seeks to continue to expand its share of the semiconductor critical cleaning and etching wet processing market through significant expansion of its sales and marketing and customer satisfaction efforts. Significant effort has been expended to increase the Company's responsiveness to customer needs. Feedback from the customer community has been positive with regard to these efforts. The Company also intends to continually improve its existing Full-Flow platform in order to offer enhanced technical capabilities and lower COO benefits for currently served critical wet processing applications. The high throughput version of the Full-Flow platform that was recently introduced for resist stripping and post-ash cleaning has met with positive response from customers due to significant cost of ownership advantages. In 1998, the Company also delivered its first production tool for processing 300mm wafers, which are expected to be the next standard wafer size.

      Broaden Semiconductor Market Penetration. The Company intends to leverage its Full-Flow platform to address additional wet processing applications in the semiconductor manufacturing process where it believes its proprietary technology can provide important benefits over competing wet processing technologies. By basing new process applications on this platform, the Company is able to focus primarily on the development and optimization of each application's process recipes. The Company believes this approach significantly reduces the time and cost associated with entering new wet processing market segments. An additional semiconductor wet processing application identified by the Company is solvent-based cleaning, in which CFM's fully-enclosed Full-Flow processing vessel would provide the important benefit of controlling chemical fume emissions.

      Further Penetrate FPD Market. The Company believes that its Full-Flow platform is particularly well suited for Indium Tin Oxide ("ITO") etching and photoresist stripping applications in the manufacture of FPD's due to its advanced capabilities, its significantly lower use of water and chemicals relative to comparable wet bench processes, its ability to successfully process very large substrates and its substantially smaller footprint which saves increasingly valuable cleanroom floor space. The Company believes that the FPD market represents an opportunity for increasing sales of its systems.

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

To date, the Company has achieved considerable success in selling to customers outside the United States, with international sales accounting for over 60% of total sales in 1996 and 1997 and 46% of total sales in 1998.


PRODUCTS

     The Company's systems are based on its proprietary wet processing technology and are used to perform various cleaning and etching process steps in the manufacture of semiconductors and FPDs.

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

     The following tables list the Company's product offerings:

                      CFM FULL-FLOW PLATFORM CONFIGURATIONS

FULL-FLOW MARKETS          CONFIGURATION     CAPACITY      LIST PRICE RANGE
-----------------          -------------     --------      ----------------

Semiconductor ..........   Single vessel     50 wafer      $1.2 - $1.5 million
                           Single vessel    100 wafer      $1.4 - $1.7 million
                           Dual vessel       50 wafer      $1.8 - $2.3 million
                           Dual vessel      100 wafer      $2.2 - $2.7 million
Flat panel display .....   Single vessel     40 panel      $2.0 - $2.8 million
                           Dual vessel       80 panel      $2.5 - $4.1 million

Automation options and custom system configurations are provided at additional cost.

Semiconductor Manufacturing Applications

      The Company first introduced its Full-Flow systems for use in semiconductor manufacturing research and development facilities in 1988, and shipped its first system for use in semiconductor production lines in 1990. To date, the Company has sold over 130 Full-Flow systems to more than 30 manufacturers. Full-Flow systems can currently be configured with either one or two vessels, each of which can be designed to accommodate 100mm, 150mm, 200mm or 300mm wafers.

      A flush-mounted Full-Flow system configured with dual processing vessels requires approximately 39 square feet of cleanroom floor space and approximately 13 linear feet of cleanroom wall space. The Company believes that a competing wet bench system with similar capabilities can require up to 350 square feet of total cleanroom floor space and approximately 35 linear feet of cleanroom wall space. Additionally, the Company believes that its Full-Flow systems can typically achieve substantial reductions in the usage of water and chemicals when compared to wet benches performing similar applications.

      SEMATECH has estimated that over 300 fabrication steps may be required to manufacture advanced logic ICs and that approximately 55 of these steps require wet processing. The following table identifies the typical wet processing steps in semiconductor manufacturing and indicates those which the Company's Full-Flow systems currently perform (in bold).

  CRITICAL CLEANING        CRITICAL ETCHING          PHOTORESIST STRIP
     APPLICATIONS            APPLICATIONS               APPLICATIONS
     ------------            ------------               ------------

INITIAL WAFER CLEAN      SILICON OXIDE ETCH     CONCENTRATED ACID CHEMISTRY
PRE-DIFFUSION CLEAN      POLYSILICON ETCH         RESIST
PRE-OXIDATION CLEAN      Silicon nitride etch   STRIP/POST-ASH CLEAN(FRONT-END)
PRE-THIN FILMS                                  Solvent chemistry resist
 DEPOSITION CLEAN                                 strip/post-ash clean(back end)
Post-CMP clean

      For classification purposes, the process to fabricate a semiconductor device (without testing or packaging) is divided into two major phases referred to as "front-end" and "back-end." Front-end steps are those that are performed to fabricate individual components within an IC such as transistors. Back-end steps are those that involve the creation of metal patterns on the wafers in order to connect these individual components and create the IC. For a high-performance logic IC, approximately 60% of the wet processing steps are front-end and the balance are back-end.

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

      Photoresist Strip Applications. Photoresist stripping operations involve the removal of either virgin or ashed photoresist from the surface of wafers after a patterning step has been completed. Resist stripping is performed in both the front-end and the back-end, and the Company believes that this process represents approximately 40% of all wet processing operations. Front-end cleans and resist strips are generally performed with aqueous chemistries. However, back-end cleans and resist strips must be accomplished with different chemistries that often utilize solvents, since front-end water-based chemistries are incompatible with the metal present on wafers in the back-end.

      In both cases, resist stripping operations are driven as much by cost as by process performance. Production shipments of the Company's enhanced throughput Full-Flow system, the Full-Flow 8100, capable of processing up to 100 8-inch (200mm) inch wafers per vessel, began in April 1996. For a nominally higher system sales price, this system provides all the advantages of Full-Flow technology with double the throughput of its predecessor.

       Since the Full-Flow system already utilizes the chemistries required for front-end stripping, the Company believes that the throughput and other COO advantages provided by this enhanced system make it attractive for use in front-end resist strip applications. In 1996 and 1997, the Company delivered such systems for use in front-end applications including resist stripping. Early in fiscal 1998, the Company announced the Full-Flow 8150, capable of processing 150 eight inch wafers in a single enclosed vessel. A dual vessel version is expected to be available for shipment late in fiscal 1999. These systems have the same footprint and water and chemical consumption as a Full-Flow 8100, offering customers a significant increase in productivity with little or no increase in direct operating costs.

      Future Applications. Approximately 40% of semiconductor wet processing operations are performed in the back-end and are comprised primarily of solvent-based cleans and solvent-based resist strips. The Company believes that its Full-Flow systems offer a range of attractive benefits for many of these applications, especially as process requirements become more demanding and regulatory restrictions on the release of chemical fumes become more stringent. Furthermore, the Company believes that its proprietary Direct-Displacement drying method is well suited for drying wafers with complex topographies that often exist in the back-end.

FPD Manufacturing Applications.

      The Company believes that its Full-Flow platform is suited for ITO etching and photoresist stripping applications in the manufacture of FPD's due to its advanced capabilities, its significantly lower use of water and chemicals relative to comparable wet bench processes, its ability to successfully process very large substrates and its substantially smaller footprint which saves increasingly valuable cleanroom floor space. Additionally, the Company has sold fifteen FPD systems to four manufacturers.

      As a result of the rapidly increasing demand for FPDs, the Company developed a high-throughput FPD processing system based on it Full-Flow platform. This Full-Flow FPD system, which was first shipped in April 1996, has been designed to process up to 50 FPD substrates per vessel. The system is available in a dual vessel configuration capable of processing up to 100 substrates simultaneously.


CUSTOMERS

      The Company sells its systems to leading semiconductor manufacturers located in the United States, Europe and East Asia. Sales to IBM, Anam Semiconductor Company, Siemens, National Semiconductor and Hewlett-Packard accounted for approximately 19.6%, 14.8%, 13.3%, 10.4% and 10.3% of net sales in fiscal 1998. Sales to LG and Siemens accounted for approximately 21.3% and 11.3%, respectively, of net sales in fiscal 1997.

      The Company expects a significant portion of its future sales to remain concentrated within a limited number of customers. The Company's results of operations could be materially adversely affected by any loss of business from, the cancellation, reduction or delay (including due to market, economic or competitive conditions in the semiconductor or FPD industries) of orders by, or decreases in prices of systems sold to, any of its major customers. The Company's arrangements with its customers are generally on a purchase order basis and not pursuant to long term contracts. While the Company actively pursues new customers, there can be no assurance that the Company will be successful in its efforts, and any significant weakening in customer demand would have a material adverse effect on the Company. See Part II, Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations Overview" and Note 13 of the Notes to Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

SALES AND MARKETING

     The Company sells its systems through a combination of a direct sales force and East Asian sales agents. The Company's field service personnel support its sales force.

     In North America, the Company utilizes a direct sales force. In addition to the direct sales force at the Company's headquarters in West Chester, Pennsylvania, the Company has direct sales personnel located in Georgia, Texas, California and Arizona. The Company employs a direct salesperson in France and also supports the European market through its North American direct sales force. The Company covers the Asian market with a director of sales and marketing for Asian sales and a direct salesperson based in Singapore. The Company signed agreements with PKL Ltd. in 1996, which markets in Korea, Innotech Corporation ("Innotech") in 1992, the Company's agent in Japan, Ampoc Far East Company Limited ("AMPOC") in 1996, a sales agent in Taiwan, Silicon International Ltd ("Silicon International") in 1997, the Company's sales distributor in the Peoples Republic of China, and Aneric Enterprise Pte Ltd. ("Aneric") in 1997, the Company's sales agent in other areas of southeast Asia. See Part III, Item 13 - "Certain Relationships and Related Transactions."

     Although the Company believes that it has good relationships with its sales agents and distributors, there can be no assurance that these relationships will continue. In the event of a termination of any of the Company's existing agency or distribution arrangements, the Company's strategy of worldwide expansion and its results of operations could be adversely affected.


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

     The Company's customer satisfaction organization is headquartered in West Chester, Pennsylvania, with additional employees and consultants located in Arizona, California, Colorado, Texas, Vermont, France, Germany, Taiwan and the United Kingdom. PKL Ltd., Innotech, AMPOC, Silicon International Ltd and Aneric Enterprise Pte. Ltd. provide service to customers located in Korea, Japan, Taiwan the Peoples Republic of China and Southeast Asia, respectively.

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


BACKLOG

      The Company manages its production forecast using both backlog and projected system orders. The Company includes in backlog only customer purchase orders which have been accepted by the Company and for which shipment dates have been assigned within the following 12 months. Orders are generally subject to delay without penalty, but may contain cancellation penalties. As of October 31, 1998, the Company's backlog was approximately $8.8 million. The backlog is for sales of systems to semiconductor manufacturers. At October 31, 1997, the Company's backlog was approximately $21.8 million, approximately one-half of which was subsequently postponed or cancelled as a result of the industry over-capacity situation which developed during 1998. It has been the experience of the Company that neither the backlog nor the pattern of receipt of orders is necessarily indicative of future orders or revenues.


RESEARCH, DEVELOPMENT AND ENGINEERING

      CFM utilizes its applications and component testing laboratories in West Chester, Pennsylvania to test new equipment and processes, design new features and train customer and Company personnel. By basing new applications on its proprietary Full-Flow platform, the Company can reduce substantially the time and cost required to develop new process applications by focusing primarily on the optimization of each application's process recipe. The Company is currently focusing its research, development and engineering efforts on equipment to support additional wet process applications, to extend the productivity of the current platform, to improve system reliability and to extend the Full-Flow platform to larger substrate sizes. In early 1998 the Company introduced the 8150, which increases system throughput by 50% over the Full-Flow 8100. In April 1998, the Company completed development, process demonstration and has shipped the first 300mm Full-Flow system, largely based on the 8100 platform. See "--Forward Looking Statements and Risk Factors--Dependence Upon Product Development."

      The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. Because of continual changes in these markets, the Company believes that its future success will depend, in part, upon its ability to continue to improve its systems and its process technologies and to develop new system applications which compete effectively on the basis of COO, including yield, throughput, capital and direct costs and system performance. In addition, the Company must adapt its systems and processes to technological changes in order to support the standards required by emerging target markets.

      The success of new system introductions is dependent on a number of factors, including timely completion of designs, ultimate system performance achieved by those designs and market acceptance. There can be no assurance that the Company will be able to improve its existing systems and process technologies or develop new system applications. The Company's research, development and engineering expenses for the 1996, 1997 and 1998 fiscal years were $4.4 million, $9.3 million and $11.5 million, respectively, representing 10.0%, 12.3% and 34.7% of net sales, respectively. Research, development and engineering expenses were net of reimbursements of $1,592,000, $890,000 and $0, respectively, for the 1996, 1997 and 1998 fiscal years.


COMPETITION

      The Company faces substantial competition in its market segments from both established competitors and potential new entrants. The Company believes that the primary competitive factors in the markets in which it competes are customer satisfaction, yield, throughput, capital and direct costs, system performance, size of installed base and breadth of product line. The Company believes that it competes favorably with respect to each of these factors. The Company also faces the challenge posed by semiconductor and FPD manufacturers' commitment to competing technologies.

       Most of the Company's competitors have been in business longer than the Company, offer traditional wet processing technology, and have broader product lines, more experience with high volume manufacturing, broader name recognition, substantially larger installed bases and significantly greater financial, technical and marketing resources than the Company. In the semiconductor wet processing market, the Company competes primarily with Dainippon Screen, FSI International, SCP Global Technologies, STEAG Microtech, Inc., S.E.S. Co., Ltd., SubMicron Systems, Semitool, Tokyo Electron Limited and Verteq. In the FPD wet processing market, the Company competes primarily with Dainippon Screen, Shimada and Shibaura. There can be no assurance that these competitors will not also develop enhancements to or future generations of competitive products that will offer price or performance features that are superior to the Company's systems or that the Company's products will gain market acceptance.

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

MANUFACTURING

      The Company's manufacturing operations are based in West Chester, Pennsylvania and consist of procurement, assembly and test engineering. During fiscal 1996, the Company completed an expansion of its manufacturing operations, which resulted in a 150% increase in production capacity. An additional temporary expansion took place in fiscal 1997 in a separate building within the same industrial park in West Chester and resulted in a further 50% increase in production capacity. In June 1998, operations in this temporary expansion area were consolidated with the Company's other manufacturing operations.

      The Company entered into a non-cancellable agreement to lease a 60,000 square foot production facility in Exton, Pennsylvania in fiscal 1997, which will more than double current production capacity. The facility was substantially completed as of October 31, 1998 and monthly rentals began in October 1998. Occupancy of the new production facility is planned for the second quarter of fiscal 1999.

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

     Certain of the Company's components and subassemblies are obtained from sole suppliers or limited groups of suppliers, which are often small, independent companies. Moreover, the Company believes that certain of these components and subassemblies can only be obtained from its current suppliers. The Company generally acquires such components on a purchase order basis and has supply contracts of up to one year in duration. The Company's reliance on outside vendors generally, and on sole suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, timely delivery and quality of components. The Company has experienced and continues to experience some reliability and quality problems with certain key components and subassemblies provided by single source suppliers. Because the manufacture of certain of these components and subassemblies is a complex process and can require long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur. Historically the Company has not experienced any significant delays in manufacturing due to an inability to obtain components, and the Company is not currently aware of any specific problems regarding the availability of components which might significantly delay the manufacturing of its systems in the future. However, any inability to obtain adequate or timely deliveries or any other circumstance that would require the Company to seek alternative sources of supply or, if possible, to manufacture such components internally could delay the Company's ability to ship its systems and could have a material adverse effect on the Company. See "-Forward Looking Statements-Sole or Limited Sources of Supply."

REGULATORY MATTERS

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


INTELLECTUAL PROPERTY

      The Company relies on a combination of patent, copyright, trademark, and trade secret laws, nondisclosure agreements, and other forms of intellectual property protection to protect its proprietary technology. The Company currently holds twelve patents in the United States, eight patents in Japan, one patent in Korea, one patent in Singapore, and fourteen patents in various European countries. The Company also has multiple patent applications pending in the United States and various foreign jurisdictions.

      The technology covered in the existing patents includes the Company's Full-Flow process and Direct-Displacement drying technologies upon which the Company's current product offerings are based. While the Company recognizes that these patents have significant value, the Company also believes that the innovative skills, technical expertise and know-how of its personnel in applying the art reflected in these patents would be difficult, costly, and time consuming to reproduce.

      In the United States, the Company has asserted its U.S. Patent No. 4,911,761 (the " `761 patent") for Direct-Displacement drying against defendants in two actions alleging infringement, inducement of infringement, and contributory infringement of the patent. The Company also is both a defendant and a counterclaim plaintiff in a third litigation where the plaintiff seeks a declaratory judgment of non-infringement and that the `761 patent is invalid and the Company has counterclaimed alleging infringement, inducement of infringement, and contributory infringement of both the `761 patent and U.S. Patent Nos. 4,778,532 (the "`532 patent") and 4,917,123 (the "`123 patent").

      On July 10, 1995, the Company filed an action against STEAG Microtech, Inc., ("STEAG"), entitled CFMT, INC. AND CFM TECHNOLOGIES, INC. V. STEAG MICROTECH, INC., Civil Action No. 95-CV442, in the United States District Court for the District of Delaware. The Company sought damages and a permanent injunction to prevent further infringement. STEAG Microtech, Inc., denied infringement and asserted, among other things, that the `761 patent is invalid and unenforceable. On December 12, 1997, following a two-week trial, the jury returned a verdict that STEAG Microtech, Inc. willfully infringed the `761 patent and that the patent was not invalid. The jury awarded the Company damages of $3,105,000, which amount may be increased as a result of a final accounting and interest and pending appeal, has not been paid.

      The District Court subsequently upheld the jury's verdict and entered final judgment and a permanent injunction in the Company's favor. STEAG Microtech, Inc. has appealed the verdict and various rulings to the Court of Appeals for the Federal Circuit. The Company filed a cross appeal on the grounds that the District Court erred in denying the Company's request for enhancement of damages pursuant to 35 U.S.C. ss.ss. 284 and 285. The parties are currently briefing the issues on appeal.

      On September 11, 1995, the Company brought an action against YieldUP International Corp. ("YieldUP"), entitled CFMT, INC. AND CFM TECHNOLOGIES, INC. V. YIELDUP INTERNATIONAL CORP., Civil Action No. 95-549-RRM, in the United States District Court for the District of Delaware. The Company seeks damages and a permanent injunction to prevent further infringement of its patant. YieldUP has denied infringement and has asserted, among other things, that the subject patent is invalid and unenforceable.

      On October 14, 1997, the District Court issued a decision granting summary judgment in favor of YieldUP on the grounds that the process used in YieldUP's processing equipment does not infringe the `761 patent. The District Court subsequently granted the Company's request for reargument of the decision, and the Company and YieldUP have submitted additional briefs on the issue. The District Court has not issued a decision on the reargued summary judgment motion.

      In March 1997, Dainippon Screen Mfg. Co. Ltd. and DNS Electronics LLC (collectively "DNS") filed an action against the Company entitled DAINIPPON SCREEN MANUFACTURING CO., LTD. AND DNS ELECTRONICS, LLC V. CFMT, INC. AND CFM TECHNOLOGIES, INC., Civil Action No. 97-20270 JW in the United States District Court for the Northern District of California. In this action, DNS requested the Court to declare that DNS does not infringe the `761 patent and that the patent is invalid and unenforceable. DNS sought monetary damages and injunctive relief for alleged violations of the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising. The Court dismissed this action on the grounds of lack of personal jurisdiction and absence of an indispensable party. DNS appealed this ruling, and the appellate court reversed the district court decision as to the patent causes of action on April 29, 1998. This portion of the case has been returned to the United States District Court for the Northern District of California, and the causes of action relating to the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising have been dismissed. The Company has answered the complaint brought by DNS and has counterclaimed, alleging infringement by DNS of the `532, `123, and `761 patents. Discovery is presently ongoing with a claims construction hearing set for September 10, 1999, and trial currently set to begin May 1, 2000.

      There can be no assurance that when the foregoing proceedings are completed any of the claims of the patents in suit will be found to encompass use of the competitors' products or that the subject patents will not be found to be unenforceable or invalid. A finding of invalidity or unenforceability could result in the Company's competitors being able to develop products using the Company's proprietary technology, which in turn could have a material adverse effect on the Company. Further, there can be no assurance that any rights granted under any of the Company's patents will provide adequate protection to the Company, or that the Company will have sufficient resources to continue to prosecute its rights in the current actions or others.

      Furthermore, in Europe, STEAG Microtech, Inc. has filed nullification proceedings against the Company's drying patents in Germany (DE68921757.8), the UK (EP428,784), France (EP428,784), The Netherlands (23184), and Ireland (66389). The Company is proceeding to defend these patents. These proceedings could result in the nullification of the subject patents in the respective countries.

      The Company announced on January 4, 1999, that it filed a lawsuit in Federal Court in Wilmington, Delaware charging patent infringement of the `123 and `532 patents against YieldUP. The Company is seeking a permanent injunction preventing YieldUP from using, making or selling equipment that violates these patents and requests damages for past infringement.

      Although there are no other pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any claims that the Company is infringing intellectual property rights of others, there can be no assurance that such infringement claims will not be asserted by parties in the future. Also, there can be no assurance in the event of any such claims of infringement that the Company will be able to obtain licenses on reasonable terms.

      The Company's involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how could result in a material adverse effect on the Company's business. Adverse determinations in the pending litigation or any other litigation in which the Company may become involved could subject the Company to expenses in defending its intellectual property rights and significant liabilities to third parties, require the Company to grant licenses to or seek licenses from third parties, and prevent the Company from manufacturing and selling its products. Any of these situations could have a material adverse effect on the Company.


EMPLOYEES

      As of October 31, 1998, the Company had 283 employees, of which 278 were full-time and the balance part-time employees. There were 75 employees in manufacturing operations, 70 in research, development and engineering, 25 in sales and marketing, 79 in customer satisfaction and field support and 34 in general administrative and finance positions. Of the 278 total full-time employees, 8 were located in Asia and 15 were located in Europe.

      While the Company has generally been able to find qualified candidates to fill new positions, personnel shortages occasioned by the strong economy and low unemployment continue to make it more difficult to recruit qualified candidates for certain positions in design, field support, testing and process engineering. Once replacement personnel are recruited, the Company then faces the task of training and integrating these new employees. There can be no assurance that the Company will be successful in retaining or recruiting, training and integrating the necessary key personnel following the end of the current downturn in the semiconductor equipment sector, and any failure to expand these areas in an efficient manner could have a material effect on the Company's results of operations. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its relationships with its employees to be good.


FORWARD LOOKING STATEMENTS AND RISK FACTORS

      Statements in this Annual Report on Form 10-K, including those concerning the Company's expectations of future sales, gross profits, research, development and engineering expenses, selling, general and administrative expenses, product introductions and cash requirements, include certain forward-looking statements. As such, actual results may vary materially from such expectations.

      Factors which could cause actual results to differ from expectations include variations in the level of orders which can be affected by general economic conditions and growth rates in the semiconductor and FPD manufacturing industries and in the markets served by the Company's customers, the international economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by the Company or its competitors, ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs or failure to realize a successful outcome in pending patent litigation, all of which constitute significant risks. For a description of additional risks, see below. There can be no assurance that the Company's results of operations will not be adversely affected by one or more of these factors.


Fluctuations in Operating Results

      The Company incurred a net loss of approximately $11.8 million in fiscal 1998 due primarily to a decline in sales. The Company has derived substantially all of its net sales from the sale of a limited number of wet processing systems which typically have list prices, before automation options and custom configurations, ranging from $1.2 million to $2.7 million per system. Systems with automation options and custom configurations can be priced in excess of $4.1 million per system. At the Company's current revenue level, each sale or failure to make a sale can have a material effect on the Company. A cancellation, rescheduling or delay in a shipment near the end of a particular quarter may cause net sales in that quarter to fall significantly below the Company's expectations and thus may materially adversely affect the Company's operating results for such quarter. Other factors which may lead to fluctuations in the Company's quarterly and annual operating results include: market acceptance of the Company's systems and its customers' products; the number of systems being manufactured during any particular period; the geographic mix of sales; the mix of sales by distribution channel; the timing of announcement and introduction of new systems by the Company and its competitors; a downturn in the market for personal computers or other products incorporating semiconductors and FPDs; variations in the types of systems sold; product discounts and changes in pricing; delays in deliveries from suppliers; delays in orders due to customers' financial difficulties; and volatility in the semiconductor and FPD industries and the markets served by the Company's customers.

      Also, customers may face competing capital budget considerations, thus making the timing of customer orders uneven and difficult to predict. The economic crisis in Asia has had and may continue to have a material effect on the Company's operating results. Many of the factors listed above are beyond the control of the Company.

      In addition, continued investments in research, development and engineering and the development of a worldwide sales, marketing and customer satisfaction organization will result in significantly higher fixed costs. There can be no assurance that the Company will be able to achieve a rate of growth or level of sales in any future period commensurate with its level of expenses. The impact of these and other factors on the Company's operating results in any future period cannot be forecast with any degree of certainty. Due to the foregoing factors, the Company has experienced and it is likely that in some future quarter or quarters the Company will continue to experience operating results may be below the expectations of analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See Item 7 and "Business-Industry Background and Part II, Item 7".

Acceptance by Customers of New Technology

      The Company's products all rely upon proprietary technology to accomplish wet chemical processing during semiconductor or FPD manufacturing, which technology is significantly different from the technological approaches in current usage for these processes. Most of the Company's competitors make use of established technology with competitive product variations. The semiconductor industry is especially resistant to the introduction of changes in process or approach in a manufacturing cycle which is quite long (up to twelve weeks), consists of many separate process events (up to 300 or more) and suffers from limited control measurement points during the overall fabrication process. Accordingly, managers of semiconductor fabs have exhibited a strong resistance to changing equipment and have been reluctant to embrace new technology, including the Company's Full-Flow systems. Because a substantial investment is required by semiconductor manufacturers to install and integrate capital equipment into a semiconductor production line, these manufacturers will tend to choose semiconductor equipment suppliers based on past relationships, product compatibility and proven operating performance. Once a manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for a specific production line application and frequently will attempt to consolidate related capital equipment purchases with the same vendor, to the degree that such consolidation is possible. Many semiconductor and FPD manufacturers continue to extract marginal improvements from existing wet processing technology in order to address issues such as increases in feature density, reductions in line width and planned increases in wafer size. There can be no assurance that the Company's products will achieve broad market acceptance. See "Business-Industry Background" and "Business-Products."


Customer Concentration

      Historically, relatively few customers have accounted for a substantial portion of the Company's net sales. Sales to IBM, Anam Semiconductor Company, National Semiconductor, Siemens and Hewlett-Packard accounted for approximately 19.6%, 14.8%, 13.3%, 10.4% and 10.3% of net sales in fiscal 1998. The Company expects a significant portion of its future sales to remain concentrated within a limited number of customers. The Company's arrangements with its customers are generally on a purchase order basis and not pursuant to long-term contracts. There can be no assurance that the Company will be able to retain its major customers or that such customers will not cancel or reschedule orders or that canceled orders will be replaced by other sales. A cancellation, reduction or delay in orders from any of the Company's significant customers, including cancellations, reductions or delays due to market, economic or competitive conditions in the semiconductor or FPD industries, or the loss of any such customers, could have a material adverse effect upon the Company's results of operations. See "Business-Customers."

Sole or Limited Sources of Supply

      The Company relies to a substantial extent on outside vendors to manufacture and supply many of the components and subassemblies used in the Company's systems. Certain of these components and subassemblies are obtained from a sole supplier or a limited group of suppliers, many of which are small, independent companies. Moreover, the Company believes that certain of these components and subassemblies can only be obtained from its current suppliers. The Company's reliance on outside vendors generally and a sole or a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, timely delivery and quality of components. The Company has experienced and continues to experience some reliability and quality problems with certain key components and subassemblies provided by single source suppliers. Because the manufacture of certain of these components and subassemblies is a complex process and requires long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur. The process of obtaining and qualifying replacement suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any inability to obtain adequate or timely deliveries of components and subassemblies which conform to the Company's reliability and quality requirements or any other circumstance that would require the Company to seek alternate sources of supply or, if possible, to manufacture such components internally could delay the Company's ability to ship its systems and could have a material adverse effect on the Company. See "Business-Manufacturing."


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

      There can be no assurance that the Company will be able to develop, introduce or market new systems or system enhancements in a timely or cost-effective manner or that any such systems or enhancements will achieve market acceptance. See "Business-Products."

Dependence on Product Development

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

      Because of the large number of components in, and the complexity of, the Company's systems, significant delays can occur between the introduction of systems or system enhancements and the commencement of commercial shipments. The Company has from time to time experienced delays in the introduction of, and certain technical and manufacturing difficulties with, certain of its systems and enhancements, and may experience such delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. The Company's inability to overcome such difficulties, to meet the technical specifications of any new systems or enhancements, or to manufacture and ship these systems or enhancements in volume and in a timely manner, would materially adversely affect the Company's business and results of operations, as well as its customer relationships. In addition, the Company from time to time incurs unanticipated costs to ensure the functionality and reliability of its products early in their life cycles, which costs can be substantial. If new products or enhancements experience reliability or quality problems, the Company could encounter a number of difficulties, including reduced orders, higher manufacturing costs, delays in collection of accounts receivable and additional service and warranty expenses, all of which could materially adversely affect the Company's business and results of operations. See "Business-Products and Business-Research, Development and Engineering."


Management of Growth

      The Company has previously undergone periods of rapid growth. It is possible that a recovery in the semiconductor capital equipment sector could be marked with another period of rapid growth. To accommodate this growth, the Company would face the task of identifying, recruiting, training and integrating new employees quickly enough to keep pace with such rapid growth, should it occur. Many of the positions which are critical to supporting such growth require experience with semiconductor and FPD capital equipment and recruitment of such experienced personnel can be quite difficult. Another period of rapid growth may also strain the Company's management, manufacturing, financial and other resources. Any failure to expand these areas in an efficient manner in response to such growth, should it occur, could have a material adverse effect on the Company. See "Business-Employees".

Dependence upon Personnel

           The success of the Company depends to a large extent upon the efforts of key managerial and technical employees. The loss of services of any of these persons could have a material adverse effect on the Company. The Company has not entered into written employment agreements with any of its executive officers other than its chief financial officer and Vice President - Engineering, nor does the Company maintain key man life insurance on any of its personnel. In addition, the success of the Company will also depend upon its ability to attract and retain qualified employees, particularly highly skilled design and process engineers involved in the manufacture of existing systems, the development of new applications and systems and the installation, training and maintenance related to those systems already installed at customer sites. There can be no assurance that the Company will be successful in retaining or recruiting, training and integrating the necessary personnel to support its anticipated growth, which could have a material adverse effect on the Company's results of operations. See "Business-Employees," and "Executive Officers of the Registrant."

Lengthy Sales Cycle

     Sales of the Company's systems depend upon the decision of a prospective customer to increase manufacturing capacity. These decisions typically involve significant capital commitments or a change in process approach, which may require the approval of a customer's senior management. The amount of time from the initial contact with the customer to the first order is typically one to two years. The Company's ability to obtain orders from potential customers has depended in the past and may continue to depend in the future upon customers purchasing a new system in order to evaluate Full-Flow and Direct-Displacement drying technologies as an alternative to existing wet processing technologies. For many potential customers, decisions to undertake such evaluations occur infrequently. The Company often experiences delays in finalizing further system sales while the customer evaluates and receives approvals for the purchase of additional systems. Such delays may include the time necessary to plan, design or complete a new or expanded fab. Due to these factors, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort.

     There can be no assurance that any of these expenditures or efforts on the part of the Company will result in sales. See "Business-Products" and "Business-Competition."

Volatility of the Semiconductor Industry

     The Company's business depends, in significant part, upon capital expenditures by manufacturers of semiconductor devices, which in turn depend upon the current and anticipated market demand for such devices and the products utilizing such devices. The semiconductor industry has been highly volatile and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including wet processing systems. The industry's present over capacity situation began during the period between 1995 and 1997 when a significant number of new or expanded fabs were brought into production, creating a significant over-supply of capacity and declining prices for devices, especially DRAM.

     These events have caused certain semiconductor manufacturers to postpone or cancel equipment deliveries to previously planned expansions or new fab construction projects which, in turn, has resulted, according to industry analyst in a 29% decline in the worldwide sales of semiconductor capital equipment. In addition, certain market analysts project limited growth in expenditures for semiconductor capital equipment in 1999. Historically, a significant portion of the Company's sales have been to Asian companies. The recent economic crisis in Asia has had a material adverse effect on the Company's operating results. The Company experienced the cancellation of an order for a single system early in fiscal 1998, however, there can be no assurance that further order cancellations or reductions in order growth or the level of overall orders for semiconductor capital equipment will not have a further material adverse effect upon the Company's business or results of operations. The Company believes that the FPD market is similarly volatile. The need for continued investment in research, development and engineering, marketing and customer satisfaction activities may limit the Company's ability to reduce expenses in response to continued or future downturns in the semiconductor or FPD industries. The Company's net sales and results of operations could be materially adversely affected if other downturns or slowdowns in the semiconductor or FPD markets occur in the future.

International Sales

     Sales to customers located outside the United States accounted for approximately 46% of the Company's net sales in fiscal 1998 and over 60% in fiscal years 1997 and 1996. The Company anticipates that such international sales are subject to numerous risks, including United States and international regulatory requirements and policy changes, political and economic instability, increased installation costs, difficulties in accounts receivable collection, exchange rates, tariffs and other barriers, extended payment terms, difficulty in staffing and managing international operations, dependence on and difficulties in managing international distributors or representatives and potentially adverse tax consequences.

     Furthermore, although the Company endeavors to meet technical standards established by foreign regulatory bodies, there can be no assurance that the Company will be able to comply with such standards in the future. In addition, the laws of certain other countries may not protect the Company's intellectual property to the same extent as the laws of the United States. Beginning January 1, 1999, eleven of the fifteen member countries of this European Union established fixed conversion rates between their existing sovereign currencies and the new currency, the Euro Dollar. The Company believes there will be no material impact on its operating results as a result of the Euro currency conversion.

     As part of its efforts to penetrate the East Asia market, the Company entered into its first distributor agreement with PKL in Korea in 1996, a distribution agreement with Innotech in Japan in 1992, a sales agent agreement with AMPOC in Taiwan in 1996, a sales representation agreement with Aneric in southeast Asia in 1997 and a sales agency agreement with Silicon International in the Peoples Republic of China in 1997.

     Although management believes that it maintains good relationships with PKL, Innotech, AMPOC, Silicon International and Aneric, there can be no assurance that these relationships will continue. In the event of a termination of any of the Company's representation, agency or distribution arrangements, the Company's international sales could be adversely affected. Although the Company's sales are curently denominated in United States dollars, to the extent that the Company expands its international operations or changes its pricing practices to denominate prices in international currencies, the Company will be exposed to increased risks of currency fluctuation. Historically, a significant portion of the Company's sales have been to Asian companies. The recent economic crisis in Asia has had a material adverse effect on the Company's operating results. Additionally, a strengthening in the value of the United States dollar in relation to international currencies may adversely affect the Company's future sales to international customers. There can be no assurance that any of these factors will not have a material adverse effect on the Company. See "Business-Sales and Marketing" and Part II, Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations Overview."


Highly Competitive Industry

     The Company faces substantial competition in its market segments from both established competitors and potential new entrants. The Company believes that the primary competitive factors in the markets in which the Company competes are yield, throughput, capital and direct costs, system performance, size of installed base, breadth of product line and customer satisfaction, as well as customer commitment to competing technologies. Most of the Company's competitors have been in business longer than the Company, offer traditional wet processing technology, and have broader product lines, more experience with high volume manufacturing, broader name recognition, substantially larger installed bases and significantly greater financial, technical and marketing resources than the Company. In the semiconductor wet processing market, the Company competes primarily with Dainippon Screen, FSI International, SCP Global Technologies, STEAG Microtech, Inc., SubMicron Systems, Tokyo Electron Ltd., S.E.S. Co., Ltd. and Verteq.

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

     In addition, increased competitive pressure could lead to intensified price-based competition, resulting in lower prices and margins, which would materially adversely affect the Company's business and results of operations. See "Business-Competition."

Intellectual Property Rights

     The Company relies on a combination of patents, copyrights, trademarks and trade secrets, nondisclosure agreements and other forms of intellectual property protection to defend its proprietary technology. Although the Company believes that its patents and trademarks may have value, the Company recognizes that its future success will depend primarily on the innovation, technical expertise and marketing abilities of its personnel. The Company currently holds 12 patents in the United States, 24 international patents, and has patent applications pending or under evaluation in the United States and various foreign jurisdictions.

     In the United States, the Company has asserted its U.S. Patent No. 4,911,761 (the " `761 patent") for Direct-Displacement drying against defendants in two actions alleging infringement, inducement of infringement and contributory infringement of the patent. The Company also is both a defendant and a counterclaim plaintiff in a third litigation where the plaintiff seeks a declaratory judgment of non-infringement and that the `761 patent is invalid and the Company has counterclaimed alleging infringement, inducement of infringement, and contributory infringement of each of the `761 patent and U.S. Patent Nos. 4,778,532 (the "`532 patent") and 4,917,123 (the "`123 patent").

     On July 10, 1995, the Company filed an action against STEAG Microtech, Inc. ("STEAG"), entitled CFMT, INC. AND CFM TECHNOLOGIES, INC. V. STEAG MICROTECH, INC., Civil Action No. 95-CV442, in the United States District Court for the District of Delaware. The Company sought damages and a permanent injunction to prevent further infringement. STEAG Microtech, Inc. denied infringement and has asserted, among other things, that the `761 patent is invalid and unenforceable. On December 12, 1997, following a two-week trial, the jury returned a verdict that STEAG Microtech, Inc. willfully infringed the `761 patent and that the patent was not invalid. The jury awarded the Company damages of $3,105,000. The District Court subsequently upheld the jury's verdict and entered final judgment and a permanent injunction in the Company's favor. STEAG Microtech, Inc. has appealed the verdict and various rulings by the District Court to the Court of Appeals for the Federal Circuit.

      The Company filed a cross appeal on the grounds that the District Court erred in denying the Company's request for enhancement of damages pursuant to 35 U.S.C. ss.ss. 284 and 285. The parties currently are briefing the issues on appeal.

      On September 11, 1995, the Company brought an action against YieldUP International Corp. ("YieldUP"), entitled CFMT, INC. AND CFM TECHNOLOGIES, INC.
V. YIELDUP INTERNATIONAL CORP., Civil Action No. 95-549-RRM, in the United States District Court for the District of Delaware. The Company seeks damages and a permanent injunction to prevent further infringement. YieldUP has denied infringement and has asserted, among other things, that the subject patent is invalid and unenforceable. On October 14, 1997, the District Court issued a decision granting summary judgment in favor of YieldUP on the grounds that the process used in YieldUP's processing equipment does not infringe the `761 patent. The District Court subsequently granted the Company's request for reargument of the decision, and the Company and YieldUP have submitted additional briefs on the issue. The District Court has not issued a decision on the reargued summary judgment motion.

      In addition to the two suits initiated by the Company, a third competitor, Dainippon Screen Mfg. Co. Ltd. and DNS Electronics LLC (collectively, "DNS") filed a suit against the Company in March 1997, in an action entitled DAINIPPON SCREEN MANUFACTURING CO., LTD. AND DNS ELECTRONICS, LLC V. CFMT, INC. AND CFM TECHNOLOGIES, INC., Civil Action No. 97-20270 JW in the United States District Court for the Northern District of California. In this action, DNS requested the Court to declare that DNS does not infringe the `761 patent and that the patent is invalid and unenforceable. DNS sought monetary damages and injunctive relief for alleged violations of the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising. The Court dismissed this action on the grounds of lack of personal jurisdiction and absence of an indispensable party. DNS appealed this ruling as to the patent causes of action, and the appellate court reversed the district court decision on April 29, 1998. This portion of the case has been returned to the district court, although the causes of action relating to the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising have been dismissed. The Company has answered DNS's complaint and has counterclaimed, alleging infringement by DNS of the `532, `123, and `761 patents. Discovery is presently ongoing with a claims construction hearing set for September 10, 1999, and trial currently set to begin May 1, 2000.

      Furthermore, in Europe, STEAG Microtech, Inc. has filed nullification proceedings against the Company's drying patents in Germany (DE68921757.8), the UK (EP428,784), France (EP428,784), The Netherlands (23184), and Ireland (66389). The Company is proceeding to defend these patents. These proceedings could result in the nullification of any or all of the subject patents in the respective countries.

      The Company announced on January 4, 1999, that it filed a lawsuit in Federal Court for the District of Wilmington, Delaware alleging patent infringement of the `123 and `532 patents against YieldUP.

      The Company is seeking a permanent injunction preventing YieldUP from using, making or selling equipment that violates these patents and requests damages for past infringement.

      In all of these cases, there can be no assurance that any claim of the subject patents will be finally adjudged to encompass use of the competitors' product or that the subject patent will not be found to be unenforceable or invalid during prosecution of the actions. A finding of invalidity or unenforceability could result in the Company's competitors developing products using the Company's proprietary technology, which in turn could have a material adverse effect on the Company. The Company believes that these proceedings, even if completely successful, will be costly to the Company in terms of both financial and management resources.

     There can be no assurance that additional patents will be issued on the Company's pending applications or that competitors will not legitimately be able to ascertain proprietary information embedded in the Company's products, which is not covered by patent or copyright. In such case, the Company may be precluded from preventing its competitors from making use of such information. There are no pending lawsuits or claims against the Company regarding infringement of any existing patents or other intellectual property rights of others. There can be no assurance, however, that such infringement claims will not be asserted in the future, nor can there be any assurance, if such claims are made, that the Company will be able to defend such claims successfully or, if necessary, obtain licenses on reasonable terms. Adverse determinations in any litigation naming the Company could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties, and prevent the Company from manufacturing and selling its systems. Any of these events could have a material adverse effect on the Company.

Environmental Regulation.

      The Company is subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its research, development and engineering activities. The Company believes that it is currently in compliance in all material respects with such laws, rules and regulations. However, failure to so comply could result in substantial liability to the Company, suspension or cessation of the Company's operations, restrictions on the Company's ability to expand its operations or requirements for the acquisition of additional equipment or other significant expense, any of which could have a material adverse effect on the Company. See "Business-Manufacturing."


Volatility of Stock Price.

      The Company believes that a variety of factors could cause the price of the Company's Common Stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company's business; quarterly fluctuations in the Company's actual or anticipated operating results and order levels; general conditions in the semiconductor and FPD industries or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; developments in patents or other intellectual property rights and litigation; and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general and the market for shares of small capitalization and semiconductor industry-related stocks in particular have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of the Company's Common Stock. The Company's stock price has declined from $17.4375 on January 20, 1998 to $10.9375 as of January 15, 1999. There can be no assurance that the market price of the Common Stock of the Company will not decline.


Year 2000 Issues

      There can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in technology used in its products or internal systems, which are comprised predominantly of third party software and hardware, or by the inability of third parties to adequately disclose and correct their Year 2000 issues. While the Company presently believes that the ultimate outcome of its efforts to be Year 2000 ready will not have a material effect on the Company's current financial position, liquidity or operations, there can be no assurances that unanticipated increased costs could have a material effect on the results of operations. See Part II, Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000."

ITEM 2. PROPERTIES

      In fiscal 1998, the Company conducted its manufacturing in a 26,000 square foot facility which it owns in West Chester, Pennsylvania and a temporary 13,941 square foot facility that it leased. The lease on the 13,941 square foot facility expired in June 1998. The Company entered into a non-cancellable agreement to lease a 60,000 square foot production facility located in Exton, Pennsylvania in fiscal 1997. This new facility was substantially completed as of October 31, 1998 and monthly rentals began in October 1998. Occupancy of this facility is expected to occur in the second fiscal quarter of 1999. The Company is seeking a tenant for approximately 7,000 square feet of this building. Once the new Exton, Pennsylvania facility is fully operational, the Company plans to convert its 26,000 square foot facility in West Chester, Pennsylvania to a multi-use facility that will continue to house an existing applications laboratory. This applications laboratory is used for research and development and as a marketing tool for prospective customers to test new processes using the Company's patented technology.

      The Company also leases a 32,000 square foot prototype laboratory and storage facility. This lease expires in June 1999 at which time the Company will vacate the facility.

      In January 1996, the Company commenced occupancy of a 38,400 square foot leased office building located in the same industrial park as its manufacturing facility to serve as the new location for its engineering, sales and marketing, customer satisfaction and administration activities. The lease expires in November 2000. The Company is actively seeking a tenant to sublease this building beginning in mid-1999.

      In April 1997, the Company leased an 8,023 square foot facility in the same industrial park as its manufacturing facility for its customer satisfaction staff. The lease on this facility expires in March 1999 at which time the Company will vacate the facility.

      In fiscal 1997, the Company entered into a non-cancelable agreement to lease a 80,000 square foot office facility to be built for the Company in Exton, Pennsylvania, adjacent to its new 60,000 square foot production facility. The Company plans to move the majority of its engineering, sales and marketing, customer satisfaction and administrative functions to this new facility upon completion. Occupancy of the office facility is expected to occur in mid-1999. The Company is actively seeking a tenant for approximately 20,000 square feet of this building beginning in mid-1999. See Note 15 of the Notes to Consolidated Financial Statements. The Company believes that suitable additional space, if ultimately needed, will be available on terms acceptable to the Company.

ITEM 3. LEGAL PROCEEDINGS

     The Company has asserted claims of its U.S. Patent No. 4,911,761 (the
" `761 patent") against defendants in two actions, CFMT, INC. AND CFM TECHNOLOGIES, INC. V. STEAG MICROTECH, INC., Civil Action No. 95-CV442 and CFMT, INC. AND CFM TECHNOLOGIES, INC. V. YIELDUP INTERNATIONAL CORP., Civil Action No. 95-549-RRM, alleging infringement, inducement of infringement, and contributory infringement of the patent. In addition, the Company is also both a defendant and a counterclaim plaintiff in a third litigation, DAINIPPON SCREEN MANUFACTURING CO., LTD. AND DNS ELECTRONICS, LLC V. CFMT, INC. AND CFM TECHNOLOGIES, INC., Civil Action No. 97-20270 JW, where the plaintiff seeks a declaratory judgment of non-infringement and that the `761 patent is invalid and the Company has counterclaimed alleging infringement, inducement of infringement, and contributory infringement of both the `761 patent and U.S. Patent Nos. 4,778,532 (the "`532 patent") and 4,917,123 (the "`123 patent").

      On July 10, 1995, the Company filed an action against STEAG Microtech, Inc. ("STEAG") in the United States District Court for the District of Delaware. The Company sought damages and a permanent injunction to prevent further infringement. STEAG Microtech, Inc. denied infringement and has asserted, among other things, that the `761 patent is invalid ANd unenforceable. On December
12, 1997, following a two-week trial, the jury returned a verdict that STEAG Microtech, Inc. willfully infringed the `761 patent and that the patent was not invalid. The jury awarded the Company damages of $3,105,000.

      The District Court subsequently upheld the jury's verdict and entered final judgment and a permanent injunction in the Company's favor. STEAG Microtech, Inc. has appealed the verdict and various rulings by the District Court to the Court of Appeals for the Federal Circuit. The Company filed a cross appeal on the grounds that the District Court erred in denying the Company's request for enhancement of damages pursuant to 35 U.S.C. ss.ss. 284 ANd 285. The parties are currently briefing the issues on appeal.

      On September 11, 1995, the Company brought an action against YieldUP International Corp. ("YieldUP") in the United States District Court for the District of Delaware. The Company seeks damages and a permanent injunction to prevent further infringement. YieldUP has denied infringement and has asserted, among other things, that the subject patent is invalid and unenforceable. On October 14, 1997, the District Court issued a decision granting summary judgment in favor of YieldUP on the grounds that the process used in YieldUP processing equipment does not infringe the `761 patent.

      The District Court subsequently granted the Company's request for reargument of the decision, and the Company and YieldUP have submitted additional briefs on the issue. The District Court has not issued a decision on the reargued summary judgment motion.

      In March, 1997, a third competitor, Dainippon Screen Mfg. Co. Ltd. and DNS Electronics LLC (collectively "DNS"), filed a suit against the Company in the United States District Court for the Northern District of California. In this action, DNS requested the Court to declare that DNS does not infringe the `761 patent and that the patent is invalid and unenforceable. DNS souGHt monetary damages and injunctive relief for alleged violations of the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising.

      The Court dismissed this action on the grounds of lack of personal jurisdiction and absence of an indispensable party. DNS appealed this ruling and the appellate court reversed the district court decision on April 29, 1998. The causes of action relating to the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising have been dismissed. The remainder of the case has been returned to the district court. The Company has answered DNS's complaint and has counterclaimed, alleging infringement by DNS of the `532, `123, and `761 patents. Discovery is presently ongoing with a claims construction hearing set for September 10, 1999, and trial currently set to begin May 1, 2000.

      Furthermore, in Europe, STEAG Microtech, Inc. has filed nullification proceedings against the Company's drying patents in Germany (DE68921757.8), the UK (EP428,784), France (EP428,784), The Netherlands (23184), and Ireland (66389). The Company is proceeding to defend these patents. These proceedings could result in the nullification of any or all of the subject patents in the respective countries.

      The Company announced on January 4, 1999, that it filed a lawsuit in Federal Court for the District of Wilmington, Delaware alleging patent infringement of the `123 and `532 patents against YieldUP. The Company is seeking a permanent injunction preventing YieldUP from using, making or selling equipment that violates these patents and requests damages for past infringement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.


EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information concerning the Company's executive officers and key employees:

NAME                     AGE    POSITION
----                     ---    --------

Steven T. Bay             42     Vice President-Chief Technical Officer
Joseph E. Berger          40     Vice President-Worldwide Sales and Marketing
Roger A. Carolin          43     President, Chief Executive Officer and Director
Heinrich S. Erhardt       54     Vice President-Product Development
Kenneth W. Horton         43     Director of Engineering
Garry M. Mayers           45     Vice President-Customer Service
Christopher F. McConnell  45     Chairman of the Board of Directors
John L. Posta             57     Vice President-Manufacturing
Lorin J. Randall          55     Vice President-Finance, Chief Financial
                                   Officer, Secretary and Treasurer
Steven Verhaverbeke       33     Director of Process Technology
Alan E. Walter            44     Senior Vice President-Business
                                    Development

     STEVEN T. BAY joined the Company in April 1992 and is currently Vice President-Chief Technical Officer. From September 1994 to July 1998 he served as Chief Technical Officer. From April 1992 to September 1994 he served as Director of Technology. Mr. Bay was formerly employed by Bridgetek, Inc. of San Jose, California, which was the manufacturer's representative for the Company in California and the Pacific Northwest. Mr. Bay received his BA in Chemistry from St. Louis University.

     JOSEPH E. BERGER joined the Company in June 1993 and has served as Vice President-Worldwide Sales and Marketing since December 1995. Mr. Berger served as the Company's Director of Sales and Marketing from June 1995 to December 1995, and as Program Director from June 1993 to June 1995. Mr. Berger served as Director of Sales for A.E. Staley Manufacturing Co., a manufacturer of corn sweetners and starches, from 1990 until May 1993. Mr. Berger received his BS in Chemical Engineering from the University of Virginia and MBA from the Harvard Business School.

     ROGER A. CAROLIN has served the Company as a director since its inception in 1984 and as President and Chief Executive Officer since April 1991. From October 1990 to April 1991, he served as a marketing and sales consultant to the Company. From June 1984 to October 1990 Mr. Carolin was Senior Vice President of The Mills Group, Inc., a real estate development firm. Previously, Mr. Carolin was with The General Electric Company and Honeywell, Inc. in a variety of technical positions. Mr. Carolin received his BS in Electrical Engineering from Duke University and his MBA from the Harvard Business School.

    HEINRICH S. ERHARDT joined the Company in January 1992 and is currently Vice President-Product Development. From January 1992 to September 1996, he served as Vice President-Engineering. Mr. Erhardt received his BS in Mechanical Engineering from City University of New York and his MS in Engineering Science from the Pennsylvania State University.

    KENNETH W. HORTON joined the Company in August 1997 and currently serves as Director of Engineering. From October 1995 to August 1997, Mr. Horton served as Vice President for Quadrant International, and from January 1993 to October 1995, he served as Vice President of Operations for Great Valley Products. Mr. Horton has a BS in engineering sciences from Dartmouth College and an MBA from Stanford University.

     GARRY M. MAYERS joined the Company in October 1996 as Vice
President-Customer Support. From April 1991 until October 1996, Mr. Mayers was Director of World Wide Customer Support at ADE Corporation, a manufacturer of metrology equipment for silicon wafers. Mr. Mayers attended Northeastern University, majoring in electrical engineering.

    CHRISTOPHER F. MCCONNELL founded the Company in May 1984 and served as President and Chief Executive Officer until April 1991. In October 1990 he was named Chairman of the Board of Directors. Prior to forming the Company, Mr. McConnell held various technical and marketing positions with Dow Chemical. Mr. McConnell received his BS and MS degrees in Chemical Engineering from Dartmouth College and Purdue University, respectively, and his MBA from Harvard Business School. Mr. McConnell is a named inventor on all of the Company's patents. Mr. McConnell is a director and Chairman of the Board of Batteries Batteries, Inc., a company which is an assembler and distributor of specialty batteries and cellular products.

     JOHN L. POSTA joined the Company in October 1993 as Vice
President-Manufacturing. Mr. Posta served as a consulting engineer to the Company from August 1993 to October 1993 and as a manufacturing consultant from August 1989 to October 1993. Mr. Posta received his BS in Industrial Management from Fairleigh Dickinson University.

     LORIN J. RANDALL joined the Company in January 1995 as Vice President-Finance, Chief Financial Officer, Secretary and Treasurer. From May 1994 to June 1995, Mr. Randall served as the President and Chief Executive Officer of Greenwich Pharmaceuticals Incorporated, a drug development company where from September 1991 to May 1994, he served as Vice President-Finance and Chief Financial Officer. Previously, Mr. Randall served as chief executive officer or chief financial officer of three companies in the electronics or software business. Mr. Randall received his BS in Accounting from the Pennsylvania State University and his MBA from Northeastern University. Mr. Randall is a director of Quad Systems Corporation, a company which designs, manufactures and markets semiconductor and printed circuit board assembly equipment.

     STEVEN VERHAVERBEKE joined the Company in February 1995 as Director of Process Technology. Dr. Verhaverbeke was employed by IMEC of Leuven, Belgium, a microelectronics research institute, as a senior researcher from August 1994 to January 1995 and as a doctoral researcher from September 1988 to July 1993. Dr. Verhaverbeke also served as a researcher at Tohoku University in Sendai, Japan from August 1993 to August 1994. Dr. Verhaverbeke received his Ph.D. in Chemical Engineering from K. U. Leuven, Belgium.

      ALAN E. WALTER co-founded the Company in 1984 and currently serves as Senior Vice President-Business Development. Prior to joining the Company, he was with the Cochrane Division of Crane Company, a producer of ultra-high purity water systems. Mr. Walter received his BS in Chemical Engineering from the University of Delaware. He is a named inventor on ten of the Company's patents.

                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

      The Company's Common Stock is traded in The Nasdaq Stock Market under the symbol CFMT. The range of high and low closing prices for the Common Stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated below is as follows:


FISCAL 1998                                            HIGH        LOW
                                                       ----        ---

1st Quarter....................................       $21.87      $13.50
2nd Quarter ...................................        19.37       10.75
3rd Quarter ...................................        15.00        8.00
4th Quarter ...................................         9.75        5.50

FISCAL 1997
1st Quarter....................................       $37.75      $ 8.25
2nd Quarter ...................................        41.75       25.00
3rd Quarter....................................        37.75       25.25
4th Quarter ...................................        40.88       14.00

------------------------------------------------------------------------------

      These prices reflect inter-dealer quotations, without retail mark-ups, mark-downs or other fees or commissions, and may not necessarily represent actual transactions.

      As of January 15, 1999, the closing quotation for the Common Stock was $10.9375. As of January 15, 1999, there were approximately 168 holders of record and the Company believes that there were approximately 3,900 beneficial owners of the Company's Common Stock.

      The Company has never declared or paid a cash dividend on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, for the development of its business. The declaration of any future dividends by the company is within the discretion of its Board of Directors and will be dependent on the earnings, financial condition and capital requirements of the company as well as any other factors deemed relevant by its Board of Directors.


ITEM 6. SELECTED FINANCIAL DATA.

      The following table contains certain selected consolidated financial data of the Company and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended October 31, 1996, 1997 and 1998 and the consolidated balance sheet data as of October 31, 1997 and 1998 have been derived from the Consolidated Financial Statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein.

      The consolidated statement of operations data for the fiscal years ended October 31, 1994 and 1995 and the consolidated balance sheet data as of October 31, 1994, 1995 and 1996 have been derived from the Consolidated Financial Statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports not included herein. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


                                        FISCAL YEAR ENDED OCTOBER 31,
                               ------------------------------------------------
                                 1994     1995      1996      1997      1998
                                 ----     ----      ----      ----      ----
                                    (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales ...................   $15,937  $23,430   $44,013   $75,772   $33,155
Cost of sales ...............     9,114   13,463    23,317    40,072    24,426
                                -------  -------   -------   -------   -------
   Gross profit .............     6,823    9,967    20,696    35,700     8,729
                                -------  -------   -------   -------   -------
Operating Expenses:
    Research, development and
      engineering ............    2,100    1,717     4,375     9,334    11,496
    Selling, general and
      administrative .........    3,150    5,972    11,679    19,360    17,568
                                -------  -------   -------   -------   -------
    Total operating expenses      5,250    7,689    16,054    28,694    29,064
                                -------  -------   -------   -------   -------
Operating income(loss).......     1,573    2,278     4,642     7,006   (20,335)
Interest (income) ...........       (31)     (72)     (271)   (2,163)   (2,048)
Interest expense ............       828      245       428       281       242
                                -------  -------   -------   -------   -------
Income (loss) before income
  taxes .....................       776    2,105     4,485    8,888    (18,529)
Income tax provision
  (benefit)..................       238      703     1,525    2,666     (6,746)
                                -------  -------   -------   -------   -------
Net income (loss) ...........   $   538  $ 1,402  $  2,960 $  6,222   $(11,783)
                                =======  =======  ======== ========   ========

Net income (loss) per
  common share (1):
    Basic ...................            $  0.37  $   0.64 $   0.85   $  (1.49)
                                         =======  ======== ========   ========
    Diluted .................            $  0.35  $   0.61 $   0.80   $  (1.49)
                                         =======  ======== ========   ========

Shares used in computing net
  income (loss) per
  common share:
    Basic ...................              3,802     4,624    7,318      7,908
                                         =======  ======== ========   ========
    Diluted .................              3,994     4,831    7,764      7,908
                                         =======  ======== ========   ========

                                            OCTOBER 31, 1998
                         -------------------------------------------------------
                            1994       1995       1996       1997       1998
                            ----       ----       ----       ----       ----
                                             (in thousands)
Balance Sheet Data:
Cash, cash equivalents
  and short-term
   investments .......    $ 1,106    $   408    $12,254    $ 46,181    $41,394
Working Capital ......      7,177      8,136     27,525      81,796     64,266
Total assets .........     16,689     18,454     44,251     109,496     89,813
Long-term debt, less
   current portion ...      7,820      3,005      2,525       2,571      2,186
Shareholders' Equity .      5,109      9,775     32,711      89,868     77,782

----------

(1) Consistent with prior years, historical net income per common share for fiscal 1994 is not presented as such data is not meaningful to the accretion recorded in that period for redeemable common stock. See Note 2 of the Notes to Consolidated Financial Statements for an explanation of the computation of net income (loss) per common share.


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

      The Company has derived substantially all of its revenues from the sale of a relatively small number of its systems, recent sales of which have ranged in price from approximately $1.2 million to $2.7 million. As of October 31, 1998, the Company had shipped over 130 systems to more than 35 semiconductor manufacturers worldwide. During fiscal 1998, the Company's net sales declined significantly and the Company realized a net loss as a result of excess production capacity throughout the semiconductor and FPD manufacturing industries. Prior to fiscal 1998, the Company had been undergoing a period of rapid growth with net sales during fiscal 1997 increasing by 72% over net sales for fiscal 1996. Net sales of Full-Flow systems to companies in the FPD manufacturing industry represented 6% and 24% of total net sales in fiscal 1998 and 1997, respectively. The Company believes that capital expenditures in the FPD manufacturing industry will continue to be subject to significant variations and expects that its FPD sales as a percentage of total sales will continue to fluctuate as the Company evaluates the best strategy for serving this highly cyclical market. The Company believes that FPD Full-Flow system sales will continue to be a small portion of total sales during fiscal 1999.

      The Company sells its systems worldwide and records a significant portion of its sales to customers outside the United States. In fiscal 1998, international sales constituted 46% of net sales, down from 65% in fiscal 1997. Sales to customers in Asia represented 28% and 47% of total sales in fiscal 1998 and 1997, respectively. Beginning in the fall of 1997 and throughout 1998, the currencies and economies of certain Asian countries, including Korea, were under pressure. Some of these Asian countries subsequently experienced changes in currency valuation, received external financial support and agreed to certain economic reorganization programs anticipated to reduce growth and credit demand.

      Early in fiscal 1998, the Company experienced an order cancellation and the postponement of other orders. Additionally, early in fiscal 1998, the Company received requests from certain customers in Asia for adjustments in payment terms on some existing accounts receivable. Some accommodations in payment terms were granted to these customers and, subject to certain legal limitations, these terms have been and continue to be met. At October 31, 1998, accounts receivable from customers in Asia comprised 71% of all accounts receivable. Approximately one-half of these Asian accounts receivable were the result of shipments made during October 1998.

      The Company reduced its staff during March 1998 by 76 employees or 19% of the workforce. Another reduction of 37 employees or 12% of the workforce occurred in July 1998. During this period, the Company took additional steps to reduce expenses through the elimination of discretionary spending and the curtailment of capital investments not related to immediate business opportunities or contractual obligations. The Company adopted a strategy of continued investment in new product and process development and the retention of field and customer support personnel necessary to improve customer satisfaction. The significant decline in overall demand for the Company's products in the global marketplace resulted in significant losses. Future results will depend upon a variety of factors, including the timing of significant orders, the ability of the Company to bring new systems to market, the timing of new product releases by the Company's competitors, the timing of a recovery from the current downturn in capital spending by the Company's customers, the impact of economic controls in countries where the Company does business, market acceptance of new or enhanced versions of the Company's systems, changes in pricing by the Company or its competitors and the volatility of the semiconductor and FPD industries and of the markets served by the Company's customers.

      The Company's gross margin has been and will continue to be affected by a variety of factors including temporary underabsorption of manufacturing overhead and fixed costs, the mix and average selling prices of systems and the mix of sales to domestic and international markets. The Company pays significant commissions and service and support fees to agents on sales in East Asia. As a result, gross margin and selling, general and administrative expenses as a percentage of net sales have in the past and will continue in the future to fluctuate based to a large extent on changes in the proportion of net sales in East Asia.

RESULTS OF OPERATIONS

      The following table sets forth the components of the Company's statements of operations for the fiscal years ended October 31, 1998, 1997 and 1996, expressed as a percentage of net sales:

                                           FISCAL YEAR ENDED OCTOBER 31,
                                       -----------------------------------
                                         1998          1997         1996
                                         ----          ----         ----
Net sales .......................        100.0%       100.0%       100.0%
Cost of sales ...................         73.7         52.9         53.0
                                         -----        -----        -----
        Gross profit ............         26.3         47.1         47.0
                                         -----        -----        -----
Operating expenses:
     Research, development and
       engineering ..............         34.6         12.3         10.0
     Selling, general and
       administrative ...........         53.0         25.6         26.5
                                         -----        -----        -----
         Total operating expenses         87.6         37.9         36.5
                                         -----        -----        -----
Operating income (loss) .........        (61.3)         9.2         10.5
Interest (income) expense, net ..         (5.4)        (2.5)         0.3
                                         -----        -----        -----
Income (loss) before income taxes        (55.9)        11.7         10.2
Income tax provision (benefit) ..        (20.4)         3.5          3.5
                                         =====        =====        =====
Net income (loss) ...............        (35.5)%        8.2%         6.7%
                                         =====        =====        =====

      Net Sales. Net sales increased 72% from $44.0 million in fiscal 1996 to $75.8 million in fiscal 1997 and then decreased 56% to $33.2 million in fiscal 1998. The increase in fiscal 1997 resulted primarily from increased demand for the Company's Full-Flow systems by companies in the semiconductor and FPD industries as the Company's customers equipped new facilities or expanded facilities, resulting in multiple systems purchases by some of the Company's major customers, and initial sales to new customers. The decrease in net sales in fiscal 1998 resulted primarily from a reduction in overall demand for semiconductor and FPD manufacturing equipment as semiconductor and FPD device manufacturers curtailed expansion plans because of industry-wide overcapacity. Net sales for fiscal 1996, 1997 and 1998 included sales of Full-Flow systems to companies in the FPD manufacturing industry representing approximately 20%, 24% and 6%, of net sales, respectively. The Company believes that capital expenditures in the FPD manufacturing industry are subject to significant variations and expects that its FPD sales as a percentage of total sales will continue to fluctuate as the Company evaluates the best strategy for serving this highly cyclical market. Sales of FPD Full-Flow systems to LG Semiconductor, a manufacturer located in Korea, represented 88% of all FPD sales during fiscal 1997. The Company believes that FPD Full-Flow system sales will continue to represent a small portion of net sales during fiscal 1999. International sales represented 63%, 65% and 46% of total net sales, in fiscal 1996, 1997 and 1998, respectively. The number of international customers receiving shipments of the Company's systems increased in both fiscal 1996 and 1997. The Company expects international sales to continue to represent a significant portion of its net sales as a result of continuing expansion of its international sales, service and support organization. For a description of recent economic events in Asian countries and their effects on the Company, see "Overview".

      Gross Profit. Gross profit as a percentage of net sales remained substantially constant at 47.1% in fiscal 1997 compared with 47.0% in fiscal 1996. The level of gross profit in fiscal 1996 and fiscal 1997 can be attributed to a mix of increases in sales prices, changes in product mix, reductions in the cost of component parts due to volume and manufacturing efficiencies resulting from increased volume and the expansion of the Company's manufacturing facilities. Gross margin in fiscal 1998 declined significantly to (26.3%) as a result of underabsorption of manufacturing overhead and fixed costs because of low production levels.

      Research, Development and Engineering. Research, development and engineering expenses increased from $4.4 million or 10.0% of net sales in fiscal 1996 to $9.3 million or 12.3% of net sales in fiscal 1997 and further increased to $11.5 million or 34.6% of net sales in fiscal 1998. The substantial increase in research, development and engineering spending in fiscal 1997 is attributable to the development of a much larger Full-Flow FPD system which was first delivered in June 1997. During fiscal 1998, the Company completed development of a version of the Full-Flow platform to process 300mm semiconductor wafers and entered into a joint development agreement with Semiconductor 300 a (joint venture of Siemens and Motorola), delivering a dual-vessel 300mm system in April 1998. Additionally, during fiscal 1998, the Company developed new processes utilizing the Full-Flow platform to perform critical cleaning steps prior to the deposition of hemispherical grain or epitaxial silicon, to enable in situ creation of variable concentration buffered hydrogen fluoride etchant and to control the concentration of gasses dissolved in processing fluids used within the Full-Flow system. The Company believes that continued substantial investment in research, development and engineering is critical to maintaining a strong technological position and, therefore, competitive position and accordingly expects such expenses in fiscal 1999 will continue at approximately the fiscal 1998 level.

      Selling, General and Administrative. Selling, general and administrative expenses increased from $11.7 million or 26.5% of net sales in fiscal 1996 to $19.4 million or 25.6% of net sales in fiscal 1997 and decreased to $17.6 million or 53.0% of net sales in fiscal 1998. The increase in fiscal 1997 resulted primarily from increases in sales and marketing costs related to increased customer support and increased international sales, as well as legal expenses related to litigation undertaken to protect one of the Company's patents. The decrease in fiscal 1998 resulted from a reduction of staff and a significant curtailment in discretionary spending offset by increased costs of patent litigation. See, Part I, Item 3, "Legal Proceedings". The Company believes that, subject to improved demand in the markets which the Company serves, selling, general and administrative expenses will increase in fiscal 1999 and beyond, as increased personnel and sales and support expenses are anticipated in connection with the Company's efforts to increase its net sales and as the Company continues to invest in developing and protecting its patents and other intellectual property rights.

      Interest (Income) Expense, Net. Interest expense, net of interest income, of $0.2 million in fiscal 1996 represented 0.3% of net sales. In fiscal 1997 and 1998, interest income, net of interest expense, was $1.9 million or 2.5% of net sales and $1.8 million or 5.4% of net sales, respectively.

      The Company incurred interest expenses due to intra-period borrowings on its revolving line of credit during fiscal 1996 which borrowings were utilized to support the Company's increased working capital requirements. In fiscal 1997 and 1998, net interest income was earned as a result of the investment of funds not immediately required for the Company's operations which were available as a result of the Company's initial public offering in June 1996 and a follow-on offering in February 1997. Net interest income declined in fiscal 1998 as a result of lower invested balances and lower interest rates during the year.

      Income Tax Provision (Benefit). The Company's effective tax rate decreased from 34.0% in fiscal 1996 to 30.0% in fiscal 1997. The rate for fiscal 1996 reflects the unavailability of research and development tax credits and limited tax benefit from the Company's foreign sales corporation as a result of the Company's export sales. The rate for fiscal 1997 reflected tax benefits from a reinstitution of the research and development tax credit along with significant tax benefits from the Company's foreign sales corporation. During fiscal 1998 the tax benefit recorded was at an effective rate of 36.4%. The income tax benefit effective rate increased from the prior year rates primarily due to the absence of any tax impact from the Company's foreign sales corporation based on the loss incurred for fiscal 1998. Approximately $2.2 million of the income tax benefit will be realized from refunds due from the carryback of current losses to prior years tax returns and the remainder of the benefit is recorded as a deferred tax asset. Based on an assessment of the Company's taxable earnings history and expected future taxable income, management has determined that it is more likely than not that the net deferred tax assets will be realized in future periods. The Company may be required to provide a valuation allowance for this asset in the future if it does not generate sufficient taxable income as planned. Additionally, the ultimate realization of this asset could be negatively impacted by market conditions and other variables not known or anticipated at this time.


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has funded its capital requirements through funding from two research and development limited partnerships, the private sale of equity securities, the Company's initial public offering of Common Stock completed in June 1996, a follow-on offering of Common Stock completed in February 1997 and, to a lesser extent, bank borrowings and equipment leases. As of October 31, 1998, the Company had $41.4 million in cash, cash equivalents and short-term investments and $64.3 million in working capital. Net cash used in operating activities was $3.6 million and $12.1 million for fiscal 1996 and 1997, respectively, and net cash provided by operating activities was $0.3 million in fiscal 1998. The Company had a net loss in fiscal 1998 of $11.8 million compared to net income in 1997 of $6.2 million. Accounts receivable increased $18.3 million in fiscal 1997 and decreased $19.4 million in fiscal 1998. Inventories increased by $8.0 million during fiscal 1997 and decreased by $2.4 million during fiscal 1998. During fiscal 1997, accounts receivable increased due to higher revenues and customer payment delays resulting from additional review on initial sales of production systems by customer production personnel prior to payment. This review is sometimes time-consuming and precedes receipt of the final payment amount negotiated as a part of the original purchase agreement. Subsequent deliveries of similar products usually result in significantly more rapid collection of final amounts owed. A similar situation can occur with initial installations at new customer sites as personnel unfamiliar with Full-Flow systems receive training. Accounts receivable decreased during fiscal 1998 as sales volume declined and existing accounts were collected. Accounts receivable balances are expected to continue to fluctuate with the volume of shipments of certain products and of products to new customer sites.

     Purchases of property, plant and equipment were $4.3 million and $3.9 million in fiscal 1997 and 1998, respectively. During fiscal 1997, these expenditures were primarily related to improvements in information systems infrastructure, expansion of the Company's applications laboratory, additional customer and employee training facilities and expanded production capacity. In fiscal 1998, these expenditures primarily were for continued investment in the Company's applications laboratory and improvements to leased facilities to be occupied by the Company during fiscal 1999.

      During fiscal 1997, the Company leased an additional 22,000 square feet of space in a facility in the same industrial park as its owned manufacturing and leased administrative facilities to house a portion of the Company's production operations and its customer satisfaction function. During fiscal 1998, the leased premises were reduced to 8,000 square feet, which will be vacated in March 1999. During fiscal 1997, the Company also entered into a lease with a minimum term of 20 years for two new facilities, a 60,000 square foot production facility and an 80,000 square foot office facility. The production facility was recently completed and the office facility is presently under construction in Exton, Pennsylvania, approximately seven miles from the site of the Company's current operations. Rentals on the production facility began in October 1998 and rentals on the office facility are expected to begin by mid 1999. During fiscal 1998, the Company leased 32,000 square feet of temporary prototype laboratory and storage facility which will be vacated during fiscal 1999. The Company intends to retain its owned facility in West Chester, Pennsylvania for use in manufacturing, customer and employee training and research and development while moving all other functions to Exton during fiscal 1999.

      The Company has a relationship with a commercial bank which includes a mortgage on the Company's manufacturing facility in the amount of $0.8 million and a $7.5 million revolving demand line of credit. The mortgage bears interest at an annual rate of 8.9%. The line of credit is unsecured and borrowings are at an interest rate equal to such bank's prime rate. There were no borrowings outstanding at October 31, 1998.

      The Company also has mortgage notes payable to the Pennsylvania Industrial Development Authority in the amount of $0.5 million bearing interest at 2.0% and to the Chester County Development Council in the amount of $0.1 million bearing interest at 5.0%. In addition, the Company has outstanding capital lease obligations in the amount of $1.4 million bearing interest at rates ranging from 7% to 12% per annum.

      The Company had outstanding accounts receivable of approximately $33.4 million and $14.0 million as of October 31, 1997 and 1998, respectively. No allowance for doubtful accounts receivable has been recorded as the Company believes that all such accounts receivable are fully realizable.

      The Company believes that existing cash balances and its available line of credit will be sufficient to meet the Company's cash requirements through the next twelve months.

      However, depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs.

       There can be no assurance that additional financing, if needed, will be available when required, or, if available, will be on terms satisfactory to the Company. The discussions above regarding the Company's expectations of future sales, gross profits, research, development and engineering expenses, selling, general and administrative expenses, use of deferred tax assets, product introductions and cash requirements include certain forward-looking statements on these subjects. As such, actual results may vary materially from such expectations.

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


YEAR 2000

      At midnight on December 31, 1999, all computer systems that use two digits to represent the year are at risk of malfunction or failure. Many systems will continue to run, but may interpret any date in the year '00 to be prior to any date in the year '99, posing potential data comparison problems, or may fail to recognize that the year 2000, unlike 1900, is a leap year. Businesses and systems that use a four-digit format to report and process dates later than December 31, 1999 are often denoted as "Year 2000 compliant". While many systems have no date comparison functions and operate in a date-independent mode, they may have a date function. If full system operation and correct display of dates subsequent to January 1, 2000 are possible, these systems may be denoted as "Year 2000 operationally ready". Many systems and subsystems using two digit dates will operate smoothly until the end of their technological or economic life without regard to the actual date. These systems are unaffected by whether it is 2000 or 1900, make no "real-time" date comparisons and have no date display features. At the other extreme are systems which will cease functioning or malfunction when an unacceptable date is perceived (which in some cases could be during 1999).

      The Company is committed to the operation of its business and the operation of its products without interruption. Certain changes in the Company's operating procedures may be needed to reduce risks or avoid complications relating to the Year 2000 issue to ensure that the Company and its customers will not be negatively impacted by Year 2000 issues.

    The Company's chief financial officer, has been selected by the Company's senior management as the coordinator for the Company's Year 2000 compliance efforts. A team has been formed with active participation by the information systems, purchasing, software engineering, marketing and customer services departments and has been working since 1997 to enable the Company to meet its Year 2000 goals.

     The Company views Year 2000 issues in four categories of potential exposure:

    Products - This encompasses the Company's products offered for sale and the products that are currently in service at customer sites.

    Business applications and infrastructure - This includes all client/server, desktop and network hardware and software used in routine business operations.

    Business relationships and third parties - This includes the supply chain for the Company's products, customers and service providers, including banks, insurance companies, payroll and pension plan administrators, legal, accounting and consulting firms, as well as public utilities, long distance telecommunications providers, transportation and overnight delivery companies and local government services.

    Non-Information Technology ("Non-IT") - This includes embedded microprocessors used in building facilities, manufacturing equipment and systems and control systems and instrumentation.

State of Readiness

Products

      The Company believes it is aware of the potential Year 2000 exposure of its Full-Flow wet processing systems currently in production at customer sites or of models available for sale. The Company has made an assessment of its exposure using the Sematech Year 2000 Readiness Testing standard as the basis for its assessment. This standard is one of two standards used by the semiconductor equipment industry for assessing the Year 2000 readiness of the industry's equipment. Based on an assessment under this standard, the Company's current products available for sale and those shipped in the past year, with respect to both hardware and software, are considered to be "Ready Now". Systems shipped earlier will obtain the "Ready Now" standard once the on-board computer system date is reset at the beginning of the new millenium. While the products are "Ready Now" based on industry standards, customers may also elect to have their on-board computer systems upgraded, for a fee, to be in technical compliance (four-digit date representation). This upgrade is unnecessary in order to obtain full functional operation. The Company has successfully completed Year 2000 testing on a representative cross-section of its products in production at a customer site. While the Company believes it has undertaken all needed assessment, validation and implementation of product related Year 2000 issues, it intends to continue to search for any as yet unforeseen issues and develop action plans to resolve such issues. The Company maintains a website, available to its customers, that discusses Year 2000 issues related to its products including detailed testing results.

Business applications and infrastructure

      The Company has completed an assessment of all of its internally used business applications (software) and the hardware on which such applications run. This assessment was conducted primarily by contacting developers of the systems and manufacturers of the hardware and obtaining statements regarding the Year 2000 readiness of the software and hardware presently in use.

       The primary enterprise-wide system used for business operations, including order processing, systems design and documentation, procurement, manufacturing and accounting has been described as Year 2000 compliant by the manufacturer. The underlying hardware and operating system that the enterprise-wide system runs on are also compliant, as described by their respective manufacturers.

      Desktop computers in use throughout the Company vary in their Year 2000 compliance for both hardware and software. While the majority of the hardware is compliant, most of the non-compliant hardware may be upgraded with software from the manufacturer available free over the Internet. The Company intends to perform such upgrades by the end of June 1999. The Company has a few non-compliant machines that cannot be upgraded which are not currently in use for any date comparison functions, and which it may elect to replace at a cost of approximately $15,000. The Company is implementing Year 2000 compliant desktop software and expects to have all computers using a date comparison function upgraded by September 1999 at a cost to the Company of approximately $20,000. Year 2000 compliant network server software is expected to be made available early in 1999 by the manufacturer at an upgrade cost of approximately $10,000. The Company intends to implement the upgrades to its server software by June 1999.

Business relationships and third parties

      The Company has had varying success in assessing the Year 2000 readiness of companies with which it has business relationships. In each case, the Company has either contacted its vendors, customers or service providers or searched their websites for information regarding Year 2000 compliance. While the Company has received statements from many in this group, it has not yet obtained certification statements from certain critical vendors. Many of the statements received, including those from public utilities, stated intentions to become compliant during 1999. The Company is pursuing additional discussions with critical vendors to assess the potential impact, if any, on its operations.

Non-IT

      A special effort has been made to identify embedded microprocessors with date functions in any part, assembly, subsystem or OEM component used in or distributed in conjunction with the Company's products. No such embedded microprocessors have been discovered to date. Non-IT embedded microprocessors may also be present in elevators, heating and air-conditioning systems, telecommunications devices and manufacturing equipment.


Costs to Address Year 2000 Issues

      Costs to address Year 2000 issues have primarily been incurred internally. As the Company does not have a project tracking system, past and future Year 2000 costs can only be estimated.

      Past costs are estimated to be $30,000 and future costs for internal labor are expected to be approximately $15,000. Costs to replace desktop computers are estimated to be $15,000, software upgrades for the desktop computers are estimated to be $20,000 and the upgrade to network server software is estimated to be $10,000. The new telecommunications equipment, heating and air-conditioning systems, and elevators in the new facilities in Exton, PA are the result of moving to newly built facilities and not a result of Year 2000 issues. There may be additional costs incurred for unforeseen Year 2000 issues. All costs will be funded out of general operating funds and are not expected to be material.

Risks of the Company's Year 2000 Issues

      Although not expected, the most likely worst case scenario includes the inability of vendors to supply product on a timely basis and the inability of customers to take delivery of currently ordered equipment, order more equipment or to pay the Company for products already purchased.

      Management will, in conjunction with its customers, continue to evaluate currently identified and as yet unforeseen potential Year 2000 issues in its products that could adversely affect customers' production capabilities. Commercially available software capable of finding date comparison programs and databases on desktop computers will be executed to minimize the risk of date comparison errors. The Company will continue to seek readiness certification from critical suppliers and customers.

Contingency Plans

      The Company is currently seeking alternate suppliers or obtaining in-house capabilities for vendors that it deems to be both critical to the Company's success and unable to adequately demonstrate Year 2000 readiness. As a part of the Company's continuing customer service efforts, the Company is working with its customers to encourage Year 2000 testing that includes the Company's products.

     The current status of the Company's efforts to deal with Year 2000 issues has been posted on the Company's Internet site which may be viewed at http://www.CFMTech.com.

      There can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in technology used in its products or internal systems, which are comprised predominantly of third party software and hardware, or by the inability of third parties to adequately disclose and correct their Year 2000 issues. While the Company presently believes that the ultimate outcome of its efforts to be Year 2000 ready will not have a material effect on the Company's financial position liquidity or operations, there can be no assurances that unanticipated increased costs could have a material effect on the results of operations.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Management believes that the adoption of SFAS No. 130 will not have a material impact on the Company's financial statements.

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

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and effective for fiscal years beginning after December 15, 1998. SOP 98-1 also requires that costs related to the preliminary project stage and post implementation/operations stage in an internal-use computer software development project be expensed as incurred. Management believes that the adoption of SOP 98-1 will not have a material impact on the Company's financial position or results of operations.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for derivatives used for hedging activities. SFAS No. 133 requires that all derivatives be recognized either as an asset or liability and measures them at fair value. Management believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.


EFFECTS OF INFLATION

      Inflation has not been a material factor affecting the Company's business.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Interest Rate Risk

      The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of October 31, 1998, the Company's investments consisted primarily of municipal and government securities that mature in one year or less. As of October 31, 1998, the Company's fixed rate long-term debt consists of mortgage notes and capital lease obligations.

Foreign Currency Risk

      The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in U.S. dollars. The Company has subsidiary operations in Scotland, France, Taiwan and Singapore which are subject to currency fluctuations. These foreign subsidiaries are limited in their operations and level of investment by the parent company so that the risk of currency fluctuations is not expected to be material.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The audited financial statements of the Company appear beginning on Page F-1 of this report.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      None.



                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item with respect to directors will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to the Proxy Statement.


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



                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


FINANCIAL STATEMENTS

      The financial statements and financial statement information required by this Item are included on pages F-1 through F-21 of this report. The Report of Independent Public Accountants appears on page F-2 of this report.

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

EXHIBIT
NUMBER

3.1         Articles of Incorporation of CFM Technologies, Inc., as amended*

3.1.1       Amendment to Articles of Incorporation.**

3.2         By-Laws of CFM Technologies, Inc.* - amended

4.1         Form of Common Stock Certificate.*

4.2 Statement with Respect to Shares filed with the Pennsylvania Department of State on May 1, 1997.*****

10.1 Employment Agreement dated as of January 9, 1995 by and between CFM Technologies, Inc. and Lorin Jeffry Randall.*

10.2 Stock Option Agreement dated March 18, 1991 between CFM Technologies, Inc. and Burton McGillivray, as extended and amended on June 11, 1993 and as amended on September 25, 1994.*

10.3 Stock Option Agreement dated as of December 9, 1994 by and between CFM Technologies, Inc. and Milton Stearns, as amended on November 3, 1995.*

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

10.12 Lease Agreement dated October 10, 1995 by and between Hough/Loew Construction, Inc. and CFM Technologies, Inc. and Addendum to Lease Agreement dated October 10,1995.*

10.12.1     Amendment  Number Two to Lease  Agreement  dated April 30, 1996 by
            and   between   and  CFM   Technologies,   Inc.   and   Hough/Loew
            Construction, Inc.***

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

10.18 $150,000 Commercial Promissory Note dated September 28, 1994 from CFM Technologies, Incorporated to Corestates.*

10.19       $100,000 Commercial Promissory Note dated August 11, 1994   from
            CFM Technologies, Incorporated to Corestates.*

10.20 Assignment of Leases, Rents, Agreements of Sale, Licenses and Permits dated February 16, 1994 by CFM Technologies, Inc. to CoreStates.*

10.21 Agent Agreement dated December 16, 1996 between CFM Technologies, Inc. and Ampoc Far East Company Limited.***

10.22 Letter Agreement dated March 25, 1996 between CoreStates and CFM Technologies, Inc. and $7,500,000 Master Demand Note dated April 1, 1996 from CFM Technologies, Inc. to CoreStates.*

10.23 Lease Agreement dated July 16, 1997 between CFM Technologies, Inc. and CFM Partners (No relationship with CFM Technologies, Inc.).#

10.24 Agent Agreement dated April 15, 1997 by and between Aneric Enterprise PTE Limited and CFM Technologies, Inc.#


10.25 Agent Agreement dated October 29, 1997 by and between Silicon International Ltd. and CFM Technologies, Inc.#

10.26 Agent Agreement dated January 7, 1999 by and between PKL Ltd. and CFM Technologies, Inc.

21          Subsidiaries of the registrant.

23.1        Consent of Arthur Andersen LLP.

27          Financial Data Schedule.

----------

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-80359) declared effective on June 18, 1996.

** Incorporated by reference to the Registrant's definitive Proxy Statement dated and filed on February 13, 1997.

*** Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-20325), filed on January 24, 1997, and the Amendment No. 1 to such Registration Statement filed on January 27, 1997.

**** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.

***** Incorporated by reference to the Registrant's Registration Statement on Form 8-A filed on April 24, 1997.

# Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.


REPORTS ON FORM 8-K

      The Company filed no reports on Form 8-K during the fiscal quarter ended October 31, 1998.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants .............................F-2

Consolidated Balance Sheets as of October 31, 1998 and 1997...........F-3

Consolidated Statements of Operations for the years ended
      October 31, 1998, 1997 and 1996 ................................F-5

Consolidated Statements of Shareholders' Equity for the years ended
      October 31, 1998, 1997 and 1996.................................F-6

Consolidated Statements of Cash Flows for the years ended
      October 31, 1998, 1997 and 1996 ................................F-7

Notes to Consolidated Financial Statements ...........................F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To CFM Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of CFM Technologies, Inc. (a Pennsylvania corporation) and subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CFM Technologies, Inc. and subsidiaries as of October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.




                                                /s/ Arthur Andersen LLP
                                                ----------------------------
                                                Arthur Andersen LLP

Philadelphia, Pa.,
December 11, 1998

                  CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                        OCTOBER 31,
                                                 ---------------------------
                                                    1998            1997
                                                    ----            ----
                                                       (in thousands)
                      ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ............      $  31,649       $  26,865
    Short-term investments ...............          9,745          19,316
    Accounts receivable ..................         14,040          33,392
    Inventories ..........................         13,657          16,081
    Prepaid expenses and other ...........          5,020           3,080
                                                ---------       ---------
       Total current assets ..............         74,111          98,734
                                                ---------       ---------


PROPERTY, PLANT AND EQUIPMENT:
    Land .................................            540             540
    Building and improvements ............          5,981           3,782
    Machinery and equipment ..............          9,599           8,106
    Furniture and fixtures ...............          1,423           1,337
                                                ---------       ---------
                                                   17,543          13,765
    Less - Accumulated depreciation and
       amortization ......................         (6,377)         (3,562)
                                                ---------       ---------
         Net property, plant and equipment         11,166          10,203
                                                ---------       ---------

OTHER ASSETS .............................          4,536             559
                                                ---------       ---------
                                                $  89,813       $ 109,496
                                                =========       =========







   The accompanying notes are an integral part of these financial statements.

                  CFM TECHNOLOGIES, INC. AND SUBSIDARIES
                        CONSOLIDATED BALANCE SHEETS

                                                           OCTOBER 31,
                                                    ------------------------
                                                       1998          1997
                                                       ----          ----
                                                         (in thousands)
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt ..........    $     672      $     617
    Accounts payable ...........................        1,800          7,709
    Accrued expenses ...........................        7,373          8,612
                                                    ---------      ---------
        Total current liabilities ..............        9,845         16,938
                                                    ---------      ---------


LONG-TERM DEBT .................................        2,186          2,571
                                                    ---------      ---------
DEFERRED INCOME TAXES ..........................         --              119
                                                    ---------      ---------
COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value; 1,000,000
      authorized shares; no shares issued or
      outstanding ..............................         --             --
    Common stock, no par value; 30,000,000
      authorized shares; 7,964,366 and 7,913,588
      shares issued ............................       81,033         80,762
    Treasury stock,96,200 common
          shares at cost .......................         (762)          --
    Deferred compensation ......................          (47)          (235)
    Retained earnings (deficit) ................       (2,442)         9,341
                                                    ---------      ---------
        Total shareholders' equity .............       77,782         89,868
                                                    ---------      ---------
                                                    $  89,813      $ 109,496
                                                    =========      =========







   The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               YEAR ENDED OCTOBER 31,
                                      -------------------------------------
                                       1998            1997           1996
                                       ----            ----           ----
                                      (in thousands, except per share data)

NET SALES .....................      $ 33,155       $ 75,772       $ 44,013
COST OF SALES .................        24,426         40,072         23,317
                                     --------       --------       --------
     Gross profit .............         8,729         35,700         20,696
                                     --------       --------       --------
OPERATING EXPENSES:
  Research, development and
    engineering ...............        11,496          9,334          4,375
  Selling, general and
    administrative ............        17,568         19,360         11,679
                                     --------       --------       --------
     Total operating expenses .        29,064         28,694         16,054
                                     --------       --------       --------
     Operating income (loss) ..       (20,335)         7,006          4,642

INTEREST (INCOME) .............        (2,048)        (2,163)          (271)
INTEREST EXPENSE ..............           242            281            428
                                     --------       --------       --------
  Income (loss) before income
    taxes .....................       (18,529)         8,888          4,485
INCOME TAX PROVISION (BENEFIT)         (6,746)         2,666          1,525
                                     --------       --------       --------
NET INCOME (LOSS) .............      $(11,783)      $  6,222       $  2,960
                                     ========       ========       ========

NET INCOME (LOSS) PER
   COMMON SHARE:
      Basic ...................      $  (1.49)      $   0.85       $   0.64
                                     ========       ========       ========
      Diluted .................      $  (1.49)      $   0.80       $   0.61
                                     ========       ========       ========
SHARES USED IN COMPUTING
   NET INCOME (LOSS)
   PER COMMON SHARE:
      Basic ...................         7,908          7,318          4,624
                                     ========       ========       ========
      Diluted .................         7,908          7,764          4,831
                                     ========       ========       ========




   The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                COMMON STOCK           TREASURY STOCK        DEFERRED      RETAINED
                                            -------------------      ------------------      COMPEN-       EARNINGS
                                             SHARES     AMOUNT       SHARES      AMOUNT      SATION        (DEFICIT)     TOTAL
                                             ------     ------       ------      ------      ------        ---------     -----
                                                                       (in thousands)

BALANCE, OCTOBER 31, 1995 ...............     3,803    $  9,616          --     $   --      $   --        $    159     $  9,775

  Proceeds from sale of common stock, net     2,250      19,976          --         --          --            --         19,976
  Net income ............................      --          --            --         --          --           2,960        2,960
                                           --------    --------      --------   --------    --------      --------     --------
BALANCE, OCTOBER 31, 1996 ...............     6,053      29,592          --         --          --           3,119       32,711

  Proceeds from sale of common stock, net     1,751      49,288          --         --          --            --         49,288
  Proceeds from exercise of stock options        96         545          --         --          --            --            545
  Tax benefit from exercise of stock
    options .............................      --           764          --         --          --            --            764
  Deferred compensation charge ..........      --           317          --         --          (317)         --           --
  Amortization of deferred compensation .      --          --            --         --            82          --             82
  Common stock issued under Employee
    Stock Purchase Plan .................        14         256          --         --          --            --            256
  Net income ............................      --          --            --         --          --           6,222        6,222
                                           --------    --------      --------   --------    --------      --------     --------
BALANCE, OCTOBER 31, 1997 ...............     7,914      80,762          --         --          (235)        9,341       89,868

  Proceeds from exercise of stock options         1           6          --         --          --            --              6
  Tax benefit from exercise of stock
    options .............................      --            (2)         --         --          --            --             (2)
  Deferred compensation adjustment ......      --          (164)         --         --           164          --           --
  Amortization of deferred compensation .      --          --            --         --            24          --             24
  Common stock issued under Employee
    Stock Purchase Plan .................        49         425          --         --          --            --            425
  Stock options issued for services .....      --             6          --         --          --            --              6
  Purchase of treasury shares, at cost ..      --          --              96       (762)       --            --           (762)
  Net loss ..............................      --          --            --         --          --         (11,783)     (11,783)
                                           --------    --------      --------   --------    --------      --------     --------
BALANCE, OCTOBER 31, 1998 ...............     7,964    $ 81,033            96   $   (762)   $    (47)     $ (2,442)    $ 77,782
                                           ========    ========      ========   ========    ========      ========     ========


   The accompanying notes are an integral part of these financial statements.

                  CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED OCTOBER 31,
                                                          --------------------------------------
                                                            1998            1997           1996
                                                            ----            ----           ----
                                                                       (in thousands)
OPERATING ACTIVITIES:
    Net income (loss) ..............................     $(11,783)       $  6,222        $  2,960
    Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating
     activities:
      Depreciation and amortization ................        3,085           2,317             881
      Loss on property, plant and equipment disposal          421            --              --
      Deferred compensation ........................           30              82            --
      Deferred income tax benefit ..................       (4,578)           (757)            (41)
      (Increase) decrease in:
        Accounts receivable ........................       19,352         (18,302)         (6,204)
        Inventories ................................        2,424          (8,034)         (4,347)
        Prepaid expenses and other .................       (1,500)         (1,347)           (178)
        Other assets ...............................          120            (186)            (59)
      Increase (decrease) in:
        Accounts payable ...........................       (5,909)          2,780           2,392
        Accrued expenses ...........................       (1,377)          5,161             963
                                                         --------        --------        --------
        Net cash provided by (used in) operating
         activities ................................          285         (12,064)         (3,633)
                                                         --------        --------        --------

INVESTING ACTIVITIES:
    Purchases of short-term investments ............      (28,993)        (44,245)         (4,366)
    Proceeds from short-term investments ...........       38,564          27,875           1,420
    Purchases of property, plant and equipment .....       (3,920)         (4,286)         (2,891)
                                                         --------        --------        --------
          Net cash provided by (used in) investing
           activities ..............................        5,651         (20,656)         (5,837)
                                                         --------        --------        --------

FINANCING ACTIVITIES:
    Payments on long-term debt .....................         (819)           (576)         (1,606)
    Proceeds from sale of common stock, net ........          425          49,544          19,976
    Purchase of treasury shares ....................         (762)           --              --
    Proceeds from exercise of stock options ........            6             545            --
    Tax benefits from exercise of stock options ....           (2)            764            --
                                                         --------        --------        --------
        Net cash (used in) provided by financing
         activities ................................       (1,152)         50,277          18,370
                                                         --------        --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........        4,784          17,557           8,900
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....       26,865           9,308             408
                                                         --------        --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........     $ 31,649        $ 26,865        $  9,308
                                                         ========        ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest expense .................     $    296        $    284        $    444
    Cash received for interest income ..............        2,185           1,975             251
    Cash paid for income taxes .....................        1,795           2,031           1,949
    Cash received from income tax refunds ..........        3,023            --              --
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
    Machinery acquired under capital leases ........     $    489        $    750        $  1,041



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


Cash, Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments are carried at amortized cost which equals market value. The investments have various maturity dates which do not exceed one year. All of the Company's short-term investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Therefore any unrealized holding gains or losses would be presented as a separate component of shareholders' equity. At October 31, 1998 and 1997, there were no material unrealized holding gains or losses. The gross proceeds from sales and maturities of investments were $38,564,000, $27,875,000 and $1,420,000 for the years ended October 31, 1998, 1997 and 1996, respectively. Gross realized gains and losses for the years ended October 31, 1998, 1997 and 1996 were not material. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

     Cash and cash equivalents and short-term investments consisted of the following:

                                                   OCTOBER 31,
                                         -----------------------------
                                            1998              1997
                                            ----              ----
     Cash and cash equivalents:
       Municipal and government
         securities ................    $ 6,568,000       $17,402,000
       Money market funds and demand
         accounts ..................     16,822,000              --
       Commercial paper ............      5,034,000         5,283,000
       Repurchase agreements .......      3,225,000         4,180,000
                                        -----------       -----------
                                        $31,649,000       $26,865,000
                                        ===========       ===========
     Short-term investments:
       Municipal and government
         securities ................    $ 8,260,000       $15,684,000
       Commercial paper ............        985,000         3,632,000
       Mortgage-backed government
         securities ................        500,000              --
                                        -----------       -----------
                                        $ 9,745,000       $19,316,000
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

     Depreciation and amortization expense was $3,025,000, $2,294,000 and $862,000 in fiscal 1998, 1997 and 1996, respectively.


Revenue Recognition

      Net sales are generally recognized upon shipment of the system and, if recognized prior to shipment, upon completion of customer inspection or acceptance where risk of loss is transferred to the customer. The estimated costs of system installation and warranty are accrued when the related sale is recognized.

Research, Development and Engineering Expenses

     Research, development and engineering expenses are charged to expense as incurred. Research, development and engineering expenses were net of reimbursement of $0, $890,000 and $1,592,000 in fiscal 1998, 1997 and 1996, respectively. Engineering expenses consist of personnel and material costs related to the development of new products and the integration of existing products into application-specific systems.


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


Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt instruments. The book values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable are considered to be representative of their respective fair values. None of the Company's debt instruments that are outstanding as of October 31, 1998 have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company's various debt instruments.


Net Income (Loss) Per Common Share

     Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share for the fiscal years ended October 31, 1997 and 1996 reflects the potential dilution from the exercise of outstanding stock options into common stock. Inclusion of shares of common stock potentially issuable upon the exercise of stock options in calculating diluted net loss per common share for the year ended October 31, 1998, would have been antidilutive, and therefore such shares were not included in the calculation. The Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for the years ended October 31, 1997 and 1996 were restated.

     The net income (loss) and weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share are computed as follows:

                                                                 YEAR ENDED OCTOBER 31,
                                                    ------------------------------------------------
                                                       1998                1997             1996
                                                       ----                ----             ----
Net income (loss) used for basic
  and diluted net income (loss)
  per common share...........................      $(11,783,000)        $6,222,000        $2,960,000
                                                   ============       ============      ============

Weighted average common shares outstanding
  used for basic net income (loss)
  per common share..........................          7,908,000          7,318,000         4,624,000

Dilutive effect of common stock
 options outstanding........................              --               446,000           207,000
                                                   ------------       ------------      ------------

Weighted average common and common equivalent
  shares outstanding used for diluted net
  income (loss) per common share............          7,908,000          7,764,000         4,831,000
                                                   ============       ============      ============

Net income (loss) per common share:
      Basic................................             $(1.49)             $0.85             $0.64
                                                        ======              =====             =====
      Diluted..............................             $(1.49)             $0.80             $0.61
                                                        ======              =====             =====

New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Management believes that the adoption of SFAS No. 130 will not have a material impact on the Company's financial statements.

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

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and is effective for fiscal years beginning after December 15, 1998. SOP 98-1 also requires that costs related to the preliminary project stage and post implementation/operations stage in an internal-use computer software development project be expensed as incurred. Management believes that the adoption of SOP 98-1 will not have a material impact on the Company's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for derivatives used for hedging activities. SFAS No. 133 requires that all derivatives be recognized either as an asset or liability and measures them at fair value. Management believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

Reclassifications

      Certain reclassifications of previously reported balances have been made to conform with the current year classification of such balances.


3.  ACCOUNTS RECEIVABLE:
                                               OCTOBER 31,
                                      -----------------------------
                                          1998            1997
                                          ----            ----
            Billed ...............    $10,058,000      $21,944,000
            Unbilled..............      3,982,000       11,448,000
                                      -----------      -----------
                                      $14,040,000      $33,392,000
                                      ===========      ===========

     Unbilled receivables represent final retainage amounts to be billed upon completion of the installation process.

     As of October 31, 1998, the Company had outstanding accounts receivable totaling $8,502,000 from two customers who purchased several of the Company's systems for Korean installations.

     No allowance for doubtful accounts receivable has been recorded because the Company believes that all such accounts receivable are fully realizable.


4.  INVENTORIES:

                                               OCTOBER 31,
                                      -----------------------------
                                          1998            1997
                                          ----            ----
        Raw material.............      $ 8,669,000     $ 8,373,000
        Work in progress.........        4,988,000       7,708,000
                                       -----------     -----------
                                       $13,657,000     $16,081,000
                                       ===========     ===========

5.  LINE OF CREDIT:

      The Company has a $7,500,000 unsecured demand line of credit with a bank. The line of credit agreement does not have a stated maturity or expiration date; however, outstanding borrowings are due upon demand by the bank. Interest is charged at the bank's prime rate and was 8.2% at October 31, 1998. As of October 31, 1998 and 1997, the Company had no borrowings on the line. The line of credit requires the Company to comply with certain financial and other covenants, including maintaining a minimum tangible net worth and minimum cash flow to debt service coverage ratio. The line also provides for the issuance of letters of credit. As of October 31, 1998, the Company had an outstanding letter of credit in the amount of $300,000 guaranteeing payments associated with its new leased facility in Exton, Pennsylvania (see Note 15).

6.  ACCRUED EXPENSES:
                                             OCTOBER 31,
                                     ---------------------------
                                        1998            1997
                                        ----            ----
Warranty and installation costs      $2,016,000       $2,277,000
Payroll and payroll related ...       1,263,000        1,932,000
Accrued commissions ...........       1,608,000        3,080,000
Other .........................       2,486,000        1,323,000
                                     ----------       ----------
                                     $7,373,000       $8,612,000
                                     ==========       ==========


7.    LONG-TERM DEBT:

                                                                                    OCTOBER 31,
                                                                              -----------------------
                                                                               1998            1997
                                                                               ----            ----
 Mortgage note payable to bank, payable in monthly installments of $6,250 plus interest at 8.9% through February 2009, collateralized by land
    and building ........................................................  $   775,000     $   850,000

 Mortgage note payable to Pennsylvania Industrial Development Authority
    (PIDA), payable in monthly installments of $4,363 including interest
    at 2% through August 2009, collateralized by land and building ......      510,000         551,000

 Mortgage note payable to Chester County Development Council, payable in monthly installments of $1,067 including interest at 5% through
    August 2004, collateralized by land and building ....................       64,000          74,000

 Term notes payable to bank, payable in monthly installments of $5,834 plus interest at the bank's prime rate plus 1% through October 1999,
    collateralized by certain assets ....................................      104,000         123,000

 Capitalized lease obligations, lease periods expiring at various dates through 2003, interest rates range from 7% to 12%, collateralized by
    the leased assets ...................................................    1,405,000       1,590,000

                                                                             2,858,000       3,188,000
                                                                           -----------     -----------
Less- Current portion ...................................................     (672,000)       (617,000)
                                                                           -----------     -----------
                                                                           $ 2,186,000     $ 2,571,000
                                                                           ===========     ===========

Maturities of long-term debt as of October 31, 1998 are as follows:


   FISCAL YEAR
   -----------
   1999 ................................      $  672,000
   2000 ................................         552,000
   2001 ................................         492,000
   2002 ................................         297,000
   2003 ................................         146,000
   2004 and thereafter .................         699,000
                                              ----------
                                              $2,858,000
                                              ==========

      The mortgage note due to PIDA contains certain financial covenants, the most restrictive of which requires minimum levels of shareholders' equity. The Company leases machinery and equipment and furniture and fixtures under capital leases expiring in various years through 2003. The assets and liabilities under these leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their estimated useful lives since ownership will transfer upon lease expiration. The net book value of equipment under capitalized lease obligations as of October 31, 1998 were $1,342,000. The minimum lease payments, including interest, under the capital lease obligations as of October 31, 1998 were $553,000, $493,000, $395,000, $175,000 and $13,000 for fiscal 1999, 2000, 2001, 2002 and 2003, respectively.


8.  SHAREHOLDERS' EQUITY:

      On April 17, 1997, the Company's Board of Directors adopted a Shareholder Rights Plan designed to protect the Company's shareholders in the event of an attempt to acquire control of the Company on terms which do not deal fairly with all of the Company's shareholders. Terms of the Rights Plan provide for a dividend distribution of one right for each share of Common Stock to holders of record at the close of business on May 9, 1997. The rights will become exercisable only in the event, with certain exceptions, an acquiring party accumulates, or announces an offer to acquire, 20% or more of the Company's Common Stock. The rights will expire on April 24, 2007. Each right will entitle the holder to buy one one-hundredth of a share of a new series of preferred stock at a price of $180. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either Company stock or shares in an "acquiring entity" at one-half of market value. The Company will generally be entitled to redeem the rights at $.001 per right at any time until the tenth day following the acquisition of 20% of its Common Stock.

      On February 19, 1997, the Company consummated a follow-on public offering of its Common Stock. The Company sold 1,750,500 shares (including the underwriters' over-allotment) of its Common Stock, no par value, at an offering price of $30.00 per share. After deducting the underwriters' discount and other offering expenses, the net proceeds to the Company were approximately $49,288,000.

      On June 21, 1996, the Company consummated an initial public offering of its Common Stock. The Company sold 2,249,661 shares (including the underwriters' over-allotment) of its Common Stock, no par value, at an initial public offering price of $10.00 per share. After deducting the underwriters' discount and other offering expenses, the net proceeds to the Company were approximately $19,976,000.

     On December 19, 1995, the Company's Board of Directors adopted, and on January 3, 1996, the Company's shareholders approved the Employee Stock Purchase Plan (Purchase Plan). The Purchase Plan allows eligible employees to purchase up to 300,000 shares of common stock at the lower of 85% of the fair market value of the stock on the first or last day of the applicable six month purchase period. Eligible employees were able to participate in the Purchase Plan beginning on October 1, 1996 through payroll withholding of up to $500 per pay period. As of October 31, 1998 and 1997, employee withholdings included in accrued expenses were $36,000 and $42,000, respectively. During fiscal 1998, 1997 and 1996, 49,939, 13,829 and 0 shares of Common Stock, respectively, were issued under the Purchase Plan.

      On June 9, 1998, the Board of Directors authorized the Company to repurchase up to 750,000 shares of the Company's Common Stock in open market, privately negotiated or other transactions in conformity with the rules of the Securities and Exchange Commission. As of October 31, 1998, the Company had repurchased 96,200 shares of the Company's common stock at a cost of $761,715.


9.  STOCK OPTIONS:

     The Company has a stock option plan (the 1992 Plan) whereby options to purchase common shares were issued to key management personnel, directors and consultants at exercise prices not less than fair market value. The options have vesting terms set by the Executive Compensation and Stock Option Committee of the Board of Directors and expire 10 years after the date of grant.

     On December 19, 1995, the Company's Board of Directors adopted, and on January 3, 1996, the Company's shareholders approved, the 1995 Incentive Plan (Incentive Plan) and the Non-Employee Directors' Stock Option Plan (Directors'
Plan). The Incentive Plan and the Directors' Plan authorize the granting of up to 1,000,000 shares of Common Stock or options to purchase Common Stock to Company employees and up to 150,000 options to purchase Common Stock to non-employee directors, respectively. The Company will not grant any additional options under the 1992 Plan.


     The following table summarizes stock option activity:

                                                                     WEIGHTED
                                                     RANGE OF        AVERAGE
                                                     EXERCISE        EXERCISE
                                      NUMBER OF     PRICES PER       PRICE PER
                                       SHARES         SHARE            SHARE
                                      ---------     -----------     -----------

Options outstanding at
  October 31, 1995 .........          606,250       $0.24-$7.52       $ 4.36
     Granted ...............          139,905        7.52-10.75         8.30
     Canceled ..............             (832)             7.52         7.52
                                    ---------
Options outstanding at
  October 31, 1996 .........          745,323        0.24-10.75         5.10

     Granted ..............           401,600      18.25-38.625        21.01
     Exercised ............           (96,335)       2.41-18.25         5.66
     Canceled .............           (11,480)       7.52-18.25         9.18
                                    ---------
Options outstanding at
  October 31, 1997 ........         1,039,108       0.24-38.625        11.14

     Granted ..............           307,767      7.625-19.937        12.56
     Exercised ............              (839)            7.516         7.52
     Canceled .............           (77,743)     7.516-38.625        21.49
                                    ---------
Options outstanding at
  October 31, 1998 ........         1,268,293     $0.24-$38.625       $10.95
                                    =========

     The following table summarizes information regarding stock options outstanding at October 31, 1998:


                                          OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                -------------------------------------     -----------------------
                                              WEIGHTED      WEIGHTED
                                              AVERAGE       AVERAGE
                                 NUMBER      REMAINING      EXERCISE        NUMBER       WEIGHTED
   RANGE OF                    OUTSTANDING   CONTRACTUAL     PRICE        EXERCISABLE    AVERAGE
EXERCISE PRICES                AT OCTOBER     LIFE IN         PER          AT OCTOBER    EXERCISE
                                31, 1998       YEARS         SHARE         31, 1998      PRICE
--------------------------------------------------------------------------------------------------
$ 0.24                            3,327        3.2          $ 0.24           3,327       $ 0.24
$ 2.41                          330,053        3.5          $ 2.41         330,053       $ 2.41
$ 7.52                          228,215        6.6          $ 7.52         187,799       $ 7.52
$ 7.625                          89,370        9.9          $ 7.63           2,205       $ 7.63
$ 9.00-$10.75                    56,575        8.0          $ 9.24          36,004       $ 9.24
$ 11.56-$14.31                  152,047        9.2          $13.78           1,700       $14.31
$ 15.75-$17.75                   52,151        9.3          $17.03             375       $17.75
$ 18.25                         313,400        8.2          $18.25         120,800       $18.25
$ 19.94-$34.31                    8,556        8.5          $23.35           6,373       $23.40
$ 36.125-$38.625                 34,600        8.4          $36.13          13,000       $36.13


     As of October 31, 1998, there were 406,098 stock options available for grant under the Company's stock option plans. During fiscal year 1998, 32,125 options were re-priced based on fair market value at the time of the re-pricing. No officers or directors had any options re-priced.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock option plans. The disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS No.
123) were adopted by the Company in fiscal 1997. Had compensation cost for options granted during fiscal 1998, 1997 and 1996 under the stock option plans, as well as the Common Stock issued under the Purchase Plan (see Note 8), been determined based upon the fair value of the options and Common Stock at the date of grant, as prescribed by SFAS No. 123, the Company's pro forma net income
(loss) and pro forma net income (loss) per common share would have been reduced to the following amounts:


                                             YEAR ENDED OCTOBER 31,
                                 ---------------------------------------------
                                      1998             1997           1996
                                      ----             ----           ----
Net income (loss) .........      $(11,783,000)     $6,222,000      $2,960,000
Pro forma net income (loss)       (12,994,000)      5,369,000       2,843,000
Net income (loss) per
  common share:
      Basic ...............             (1.49)           0.85            0.64
      Diluted .............             (1.49)           0.80            0.61
Pro forma net income (loss)
  per common share:
      Basic ...............             (1.68)           0.74            0.62
      Diluted .............             (1.68)           0.69            0.59

      The weighted average fair value of each stock option granted during the years ended October 31, 1998, 1997 and 1996 was $6.67, $13.36 and $4.65,
 respectively. As of October 31, 1998, the weighted average remaining contractual life of each stock option outstanding was 6.9 years. The weighted average remaining contractual life of each stock option granted during the years ended October 31, 1998, 1997 and 1996 was 9.4, 9.6 and 8.9 years, respectively. The fair value of each option grant is estimated on the date of grant using the Black - Scholes option pricing model with the following weighted average assumptions:


                                             YEAR ENDED OCTOBER 31,
                                 ---------------------------------------------
                                      1998             1997           1996
                                      ----             ----           ----
Risk - free interest rate .......    5.37%          6.26%            5.98%
Expected dividend yield .........     --              --               --
Expected life ...................  5.5 years      5.5 years        5.5 years
Expected volatility .............      58%            53%              53%

      Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

      In fiscal 1997, the Company granted stock options to purchase an aggregate of up to 56,000 shares of Common Stock to an employee and certain consultants for which the Company has recorded deferred compensation based upon the difference between the deemed value for accounting purposes of the Company's Common Stock and the exercise price per share on the date of option grant. The deferred compensation balance will be amortized as compensation expense over the option vesting periods which range from one to four years. In fiscal 1998, the Company granted stock options to purchase up to 1,205 shares of Common Stock to a consultant in exchange for services provided to the Company. The difference between the deemed value for accounting purposes of the Company's Common Stock and the exercise price per share on the date of option grant was recorded as an expense.


10.   EMPLOYEE BENEFIT PLANS:

      The Company has a defined contribution retirement plan for the benefit of eligible employees. Management believes that the plan qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan provides for matching contributions by the Company at a discretionary percentage of eligible pre-tax contributions by the employee. Matching contributions by the Company were $310,000, $206,000 and $107,000 for the years ended October 31, 1998, 1997 and 1996, respectively.

     In fiscal 1995, the Company established a profit-sharing plan for the benefit of eligible employees. The plan provides for a target contribution of approximately 2% of total planned salaries and wages, with actual payments based upon the achievement of certain annual performance results. The Company recorded profit sharing expense of $0, $175,000 and $65,000 for the years ended October 31, 1998, 1997 and 1996, respectively.

11.  RELATED PARTY TRANSACTIONS:

     The Company recorded commission expense in fiscal 1998, 1997 and 1996 of $391,000, $3,948,000, and $2,444,000, respectively, related to commissions payable to a sales agent which is partially owned by a shareholder of the Company. Commissions payable to this sales agent included in accrued expenses as of October 31, 1998 and 1997 were $1,437,000 and $2,586,000, respectively. The sales agent is controlled by an individual who is a director and shareholder of the Company. The Company also recorded net sales in fiscal 1998 and 1997 of $4,891,000 and $6,760,000, respectively, to a semiconductor company controlled by the same director of the Company.


12.   INCOME TAXES:

     The components of income (loss) before income taxes are as follows:

                                           YEAR ENDED OCTOBER 31,
                           ----------------------------------------------------
                                 1998                1997               1996
                                 ----                ----               ----
          Domestic.......    $(18,707,000)        $7,729,000        $4,363,000
          Foreign........         178,000          1,159,000           122,000
                             ------------         ----------        ----------
                             $(18,529,000)        $8,888,000        $4,485,000
                             ============         ==========        ==========

        The components of the income tax provision (benefit) are as follows:

                                            YEAR ENDED OCTOBER 31,
                           ----------------------------------------------------
                                 1998                1997               1996
                                 ----                ----               ----
         Current:
           Federal........   $(2,280,000)         $2,936,000        $1,451,000
           Foreign........       116,000             412,000            42,000
           State .........        (4,000)             75,000            73,000
                             -----------          ----------        ----------
                              (2,168,000)          3,423,000         1,566,000
                             -----------          ----------        ----------

         Deferred:
           Federal........    (4,528,000)           (732,000)          (12,000)
           State..........       (50,000)            (25,000)          (29,000)
                             -----------          ----------        ----------
                              (4,578,000)           (757,000)          (41,000)
                             -----------          ----------        ----------
                             $(6,746,000)         $2,666,000        $1,525,000
                             ===========          ==========        ==========


      Income tax expense (benefit) differs from the amount currently payable or receivable because certain expenses, primarily depreciation and accruals, are reported in different periods for financial reporting and income tax purposes.

     The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

                                                   YEAR ENDED OCTOBER 31,
                                             ----------------------------------
                                               1998        1997        1996
                                               ----        ----        ----
Federal statutory rate ..................     (34.0)%      34.0%       34.0%
State income taxes, net of
  federal benefit .......................      (0.2)        0.4         0.6
Foreign and U.S. tax effects attributable
  to foreign operations .................       0.3        (4.9)       (1.3)
Research and development credit .........      (0.9)       (0.3)       (0.2)
Other ...................................      (1.6)        0.8         0.9
                                               ----        ----        ----
                                              (36.4)%      30.0%       34.0%
                                               ====        ====        ====


     The components of the net current and long-term deferred tax assets and liabilities, measured under SFAS No. 109, are as follows:

                                                    OCTOBER 31,
                                          ------------------------------
                                             1998              1997
                                             ----              ----
Deferred tax assets-
  Net operating loss carry forwards      $ 2,715,000       $      --
  Tax credit carry forwards .......        1,374,000              --
  Inventories .....................          400,000            92,000
  Warranty and installation
    accrual .......................          685,000           683,000
  Commissions .....................          387,000           452,000
  Other ...........................          435,000           144,000
                                         -----------       -----------
                                           5,996,000         1,371,000
Deferred tax liability-
  Depreciation ....................          (28,000)         (119,000)
                                         ===========       ===========
    Net deferred tax asset ........      $ 5,968,000       $ 1,252,000
                                         ===========       ===========

     Based on an assessment of the Company's taxable earnings history and expected future taxable income, management has determined that it is more likely than not that the net deferred tax assets will be realized in future periods. The Company may be required to provide a valuation allowance for this asset in the future if it does not generate sufficient taxable income as planned. Additionally, the ultimate realization of this asset could be negatively impacted by market conditions and other variables not known or anticipated at this time.

13. CUSTOMER AND GEOGRAPHIC INFORMATION:

     The Company's operations are conducted in one business segment. Export net sales were $15,228,000, $49,019,000, and $27,789,000 in fiscal 1998, 1997 and
1996, respectively. Export net sales to Europe and East Asia were $5,983,000 and $9,245,000 in fiscal 1998, $13,427,000 and $35,592,000 in fiscal 1997 and
$13,140,000 and $14,649,000 in fiscal 1996, respectively.


     The following table summarizes significant customers with net sales in excess of 10% of net sales:

                                                YEAR ENDED OCTOBER 31,
                                     -----------------------------------------
CUSTOMER                                 1998           1997            1996
--------                                 ----           ----            ----

       A ..........................   $6,499,000              *     $11,149,000

       B ..........................    4,891,000              *              *

       C ..........................    4,404,000    $ 8,534,000              *

       D ..........................    3,452,000              *              *

       E ..........................    3,427,000              *              *

       F ..........................            *              *      8,361,000

       G ..........................            *              *      4,762,000

       H ..........................            *     16,100,000     12,828,000


----------
* Net sales less than 10% of net sales


14. SUPPLIER CONCENTRATION:

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

15. COMMITMENTS AND CONTINGENCIES:

      In fiscal 1995, the Company entered into a non-cancelable lease for office facilities with an expiration date in November 2000 and annual rental payments of $548,000 per year. In fiscal 1997, the Company entered into a non-cancelable agreement to lease a 60,000 square foot production facility and an 80,000 square foot office facility to be built for the Company in Exton, Pennsylvania. The operating lease has an initial term of 20 years and minimum annual rental payments of $1,482,250 for each year of the initial term. Options to extend the term of the lease for a total of 9.5 additional years at minimum annual rental payments of not more than $1,518,037 and a subsequent additional 5.5 years at fair market value are included in the lease. Rentals began on the production facility in October 1998 and rentals on the office facility are expected to begin by mid 1999. The Company expects to occupy the production facility in the second fiscal quarter of 1999 and the office facility in mid 1999.

     Future minimum rental payments as of October 31, 1998 on these leases are as follows:

               FISCAL YEAR
               -----------
                1999 ............................        $1,857,000
                2000 ............................         1,582,000
                2001 ............................         1,482,000
                2002 ............................         1,482,000
                2003 ............................         1,482,000
                Thereafter ......................        22,569,000

     The Company has asserted claims of its U.S. Patent No. 4,911,761 (the "761 patent") against two defendants in two actions, alleging infringement, inducement of infringement, and contributory infringement of the `761 patent. In the first of these actions, on December 12, 1997, a jury returned a verdict that the defendant willfully infringed the `761 patent, that the `761 patent was not invalid and awarded the Company damages of $3,105,000. The defendant has appealed this verdict and the Company has appealed certain matters related to the damages awarded. In the second action, the party's have submitted additional information on the case and the court has not yet issued a decision. In addition, the Company is also both a defendant and a counterclaim plaintiff in a third litigation where the plaintiff seeks a declaratory judgment of non-infringement and that the `761 patent is invalid and the Company has counterclaimed alleging infringement, inducement of infringement, and contributory infringement of the `761 patent. Discovery is presently ongoing with a claims construction hearing set for September 10, 1999 and trial currently set to begin May 1, 2000.

     Furthermore, in Europe, a competitor has filed nullification proceedings against the Company's drying patents in Germany (DE68921757.8), the UK (EP428,784), France (EP428,784), The Netherlands (23184), and Ireland (66389).
The Company is proceeding to defend these patents. These proceedings could result in the nullification of any or all of the subject patents in the respective countries.

     Management believes that the ultimate resolution of these matters will not have a material negative impact on the Company's financial position or results of operations.

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


                              CFM Technologies, Inc.


                              By: /s/  Roger A. Carolin
                                  ----------------------------------------
                                     Roger A. Carolin
                                     President and Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Signature                  Title                         Date
      ---------                  -----                         ----

/s/  Christopher F. McConnell    Chairman of the Board         January 22, 1999
-----------------------------    of Directors


/s/  Roger A. Carolin            President, Chief Executive    January 22, 1999
-----------------------------    Officer and Director
                                 (Principal Executive Officer)

/s/  Lorin J. Randall            Vice President, Chief         January 22, 1999
-----------------------------    Financial Officer,
                                 Treasurer and Secretary
                                 (Principal Financial
                                 Officer and Principal
                                 Accounting Officer)

/s/  James Kim                   Director                      January 22, 1999
-----------------------------

/s/  Brad Mattson                Director                      January 22, 1999
-----------------------------

/s/  Burton E. McGillivray       Director                      January 22, 1999
-----------------------------

/s/  Milton S. Stearns, Jr.      Director                      January 22, 1999
-----------------------------

                                  EXHIBIT INDEX


EXHIBIT
NUMBER      DESCRIPTION

3.1         Articles of Incorporation of CFM Technologies, Inc., as amended*

3.1.1       Amendment to Articles of Incorporation.**

3.2         By-Laws of CFM Technologies, Inc.*

4.1         Form of Common Stock Certificate.*

4.2 Statement with Respect to Shares filed with the Pennsylvania Department of State on May 1, 1997.*****

10.1 Employment Agreement dated as of January 9, 1995 by and between CFM Technologies, Inc. and Lorin Jeffry Randall.*

10.2        Stock Option Agreement dated March 18, 1991 between
            CFM Technologies, Inc. and Burton McGillivray, as extended and amended on June 11, 1993 and as amended on September 25, 1994.*

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

10.11 Distributor Agreement dated March 3, 1992 by and between Innotech Corporation and CFM Technologies, Inc., as modified on June 15, 1994.*

10.12 Lease Agreement dated October 10, 1995 by and between Hough/Loew Construction, Inc. and CFM Technologies. Inc. and Addendum to Lease Agreement dated October 10, 1995.*

10.12.1 Amendment Number Two to Lease Agreement dated April 30, 1996 by and between and CFM Technologies, Inc. and Hough/Loew Construction, Inc.***

10.13 Commercial Lease Agreement dated December 16, 1996 between CFM Technologies, Inc. and Devereau
            Properties, Inc.***

10.13.1     First Amendment to Commercial Lease Agreement dated
            August 22, 1997 between CFM Technologies, Inc.
            and Devereau Properties, Inc.

10.14       Loan Agreement dated July 27, 1994 by and between
            Chester County Development Council ("CCDC") and CFM
            Technologies, Incorporated. *

10.15       $100,000 Mortgage dated as of July 27, 1994,
            CFM Technologies, Incorporated to CCDC. *

10.16 Guaranties dated October 13, 1995 executed by CFMT, Inc. and CFM International Corp. in favor of Corestates Bank, N.A. ("CoreStates"). *

10.17 Mortgage dated February 16, 1994 between CFM Technologies, Incorporated and Corestates. *

10.18 $150,000 Commercial Promissory Note dated September 28, 1994 from CFM Technologies, Incorporated to Corestates. *

10.19 $100,000 Commercial Promissory Note dated August 11, 1994 from CFM Technologies, Incorporated to Corestates. *

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

10.23 Lease Agreement dated July 16, 1997 between CFM Technologies, Inc. and CFM Partners (No relationship with CFM Technologies, Inc.).

10.24       Agent Agreement dated April 15, 1997 by and between
            Aneric Enterprise PTE Limited and CFM Technologies, Inc.

10.25       Agent Agreement dated October 29, 1997 by and between
            Silicon International Ltd. and CFM Technologies, Inc.

10.26       Agent Agreement dated January 7, 1999 by and between
            PKL Ltd. and CFM Technologies, Inc.

21          Subsidiaries of the registrant.

23.1        Consent of Arthur Andersen LLP.

27          Financial Data Schedule.

----------

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-80359) declared effective on June 18, 1996.

** Incorporated by reference to the Registrant's definitive Proxy Statement dated and filed on February 13, 1997.

*** Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-20325), filed on January 24, 1996, and the Amendment No. 1 to such Registration Statement filed on January 27, 1997.

**** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997.

***** Incorporated by reference to the Registrant's Registration Statement on Form 8-A filed on April 24, 1997.

# Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.