Form 10-Q
period 1999-01-31
CFM TECHNOLOGIES INC
filed 1999-03-15
CIK 849323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

  [ X ]      Quarterly Report pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the quarterly period ended
             January 31, 1999.
                                   or
  [   ]      Transition Report pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 For the transition period from _________ to __________

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

                         Yes __X__       No ______

      The number of outstanding shares of the Registrant's Common Stock, no par value per share, on March 12, 1999 was 7,855,166.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

PART 1.  FINANCIAL INFORMATION


    Item 1. Consolidated Financial Statements:

            Consolidated Balance Sheets (unaudited)
            January 31, 1999 and October 31, 1998 ............. 3

            Consolidated Statements of Operations (unaudited)
            Three months ended January 31, 1999 and 1998 ...... 5

            Consolidated Statements of Cash Flows (unaudited)
            Three months ended January 31, 1999 and 1998 ...... 6

            Notes to Consolidated Financial Statements ........ 7

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations  .............. 9


PART II.  OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of
             Security Holders ...............................   18

     Item 6. Exhibits and Reports on Form 8-K ................  18

             Signatures .....................................   19

             Exhibit Index ..................................   21

                          PART 1. FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS


                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                            January 31,     October 31,
                   ASSETS                      1999            1998
                                             --------       --------
CURRENT ASSETS:
   Cash and cash equivalents ..........      $ 11,775       $ 31,649
   Short-term investments .............        24,980          9,745
   Accounts receivable ................        14,363         14,040
   Inventories ........................        13,751         13,657
   Prepaid expenses and other .........         4,950          5,020
                                             --------       --------
        Total current assets ..........        69,819         74,111
                                             --------       --------

PROPERTY, PLANT AND EQUIPMENT:
   Land ...............................           540            540
   Building and improvements ..........         7,341          5,981
   Machinery and equipment ............         9,710          9,599
   Furniture and fixtures .............         1,424          1,423
                                             --------       --------
                                               19,015         17,543
   Less - Accumulated depreciation
     and amortization..................        (7,117)        (6,377)

                                             --------       --------
      Net property, plant and equipment        11,898         11,166
                                             --------       --------

OTHER ASSETS ..........................         5,564          4,536

                                             ========       ========
                                             $ 87,281       $ 89,813
                                             ========       ========





   The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                 January 31,     October 31,
    LIABILITIES AND SHAREHOLDERS' EQUITY             1999           1998
                                                 -------------  --------------
CURRENT LIABILITIES:
   Current portion of long-term debt ......      $    642       $    672
   Accounts payable .......................         2,980          1,800
   Accrued expenses .......................         6,815          7,373
                                                 --------       --------
            Total current liabilities .....        10,437          9,845
                                                 --------       --------


LONG-TERM DEBT ............................         2,051          2,186

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value;
    1,000,000 authorized shares; no shares
    issued or outstanding .................          --             --
  Common stock, no par value; 30,000,000
    authorized shares; 7,964,366 and
    7,964,366 shares issued ...............        81,033         81,033
  Treasury stock, 109,200 and 96,200 common
    shares at cost ........................          (865)          (762)
  Deferred compensation ...................           (41)           (47)
  Retained earnings (deficit) .............        (5,334)        (2,442)
                                                 --------       --------
            Total shareholders' equity ....        74,793         77,782
                                                 ========       ========
                                                 $ 87,281       $ 89,813
                                                 ========       ========






   The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                   Three Months Ended
                                                      January 31,
                                                -----------------------
                                                  1999           1998
                                                  ----           ----
NET SALES ................................      $  6,052       $ 15,504
COST OF SALES ............................         4,837          8,654
                                                --------       --------
     Gross profit ........................         1,215          6,850
                                                --------       --------

OPERATING EXPENSES:
     Research, development and engineering         2,471          2,822
     Selling, general and administrative .         3,552          5,605
                                                --------       --------
           Total operating expenses ......         6,023          8,427
                                                --------       --------
           Operating loss ................        (4,808)        (1,577)

INTEREST (INCOME) EXPENSE, NET ...........          (426)          (505)
                                                --------       --------
      Loss before income taxes ...........        (4,382)        (1,072)

INCOME TAX BENEFIT .......................        (1,490)          (322)
                                                ========       ========
NET LOSS .................................      $ (2,892)      $   (750)
                                                ========       ========

NET LOSS PER COMMON SHARE:
      Basic ..............................      $  (0.37)      $  (0.09)
                                                ========       ========
      Diluted ............................      $  (0.37)      $  (0.09)
                                                ========       ========

SHARES USED IN COMPUTING NET LOSS
  PER COMMON SHARE:
      Basic ..............................         7,860          7,914
                                                ========       ========
      Diluted ............................         7,860          7,914
                                                ========       ========




   The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          Three Months Ended
                                                              January 31,
                                                       ----------------------
                                                          1999           1998
                                                          ----           ----
OPERATING ACTIVITIES:
Net loss ........................................      $ (2,892)      $   (750)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities
   Depreciation and amortization ................           740            724
   Deferred compensation ........................             6             21
   Deferred income tax benefit ..................        (1,490)          (122)
   (Increase) decrease in -
      Accounts receivable .......................          (323)         4,332
      Inventories ...............................           (94)        (1,130)
      Prepaid expenses and other current assets .            70            898
      Other assets ..............................           462             77
   Increase (decrease) in -
      Accounts payable ..........................         1,180         (1,529)
      Accrued expenses ..........................          (558)        (1,413)
                                                       --------       --------
   Net cash (used in) provided by operating
       activities ...............................        (2,899)         1,108
                                                       --------       --------
INVESTING ACTIVITIES:
   Purchases of short-term investments ..........       (23,130)          (965)
   Proceeds from short-term investments .........         7,895          7,488
   Purchases of property, plant and equipment ...        (1,472)        (1,417)
                                                       --------       --------
   Net cash (used in) provided by investing
     activities .................................       (16,707)         5,106
                                                       --------       --------
FINANCING ACTIVITIES:
   Payments on long-term debt ...................          (165)          (329)
   Proceeds from exercise of stock options ......          --                6
   Purchase of treasury shares, at cost .........          (103)          --
                                                       --------       --------
   Net cash used in financing activities ........          (268)          (323)
                                                       --------       --------

NET INCREASE(DECREASE) IN CASH AND CASH
  EQUIVALENTS ...................................       (19,874)         5,891
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..        31,649         26,865
                                                       ========       ========
CASH AND CASH EQUIVALENTS, END OF PERIOD ........      $ 11,775       $ 32,756
                                                       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest expense ...............      $     55       $     77
   Cash received for interest income ............           474            578
   Cash paid for income taxes ...................             6            110

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
   Machinery acquired under capital leases ......      $   --         $    487






   The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (1) BASIS OF PRESENTATION:

     The condensed financial statements included herein have been prepared by CFM Technologies, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.


     (2) ACCOUNTS RECEIVABLE:


                                    January 31, 1999      October 31, 1998
                                    ----------------      ----------------
                  Billed.......       $11,538,000            $10,058,000
                  Unbilled.....         2,825,000              3,982,000
                                      -----------            -----------
                                      $14,363,000            $14,040,000
                                      ===========            ===========

     Billed receivables are net of allowances for doubtful accounts of $81,000 and $0 as of January 31, 1999 and October 31, 1998, respectively. Unbilled receivables represent final retainage amounts to be billed upon completion of the installation process.

     (3) INVENTORIES:

                                     January 31, 1999    October 31, 1998
                                     ----------------    ----------------
            Raw materials.........       $ 9,300,000         $ 8,669,000
            Work in progress......         4,451,000           4,988,000
                                         -----------         -----------
                                         $13,751,000         $13,657,000
                                         ===========         ===========

     (4) NET LOSS PER SHARE:

     Basic net loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share for the three months ended January 31, 1999 and 1998 would have been antidilutive if it reflected the potential dilution from the exercise of outstanding stock options into common stock, and therefore was not included in the calculation.

     The net loss and weighted average common shares outstanding for purposes of calculating net loss per common share are computed as follows:


                                                   Three Months Ended
                                                       January 31,
                                             -----------------------------
                                                1999              1998
                                                ----              ----

Net loss used for basic and diluted net
loss per common share .................      ($2,892,000)      ($  750,000)
                                             ===========       ===========

Weighted average common shares
outstanding used for basic and diluted
net loss per common share .............        7,860,000         7,914,000
                                             ===========       ===========

Net loss per common share, basic and
diluted ...............................      ($     0.37)      ($     0.09)
                                             ===========       ===========



     (5) GEOGRAPHIC INFORMATION:

     Historically, a significant portion of the Company's sales have been to Asian companies. Included in accounts receivable as of January 31, 1999, was $9.3 million due from Asian companies.

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

     The Company has derived substantially all of its revenues from the sale of a relatively small number of its systems, which typically range in price from $1.2 million to $2.7 million. The Company sells its systems worldwide and records a significant portion of its sales to customers outside the United States. The Company's international sales have occurred in Korea, Europe, Taiwan, Japan and Israel. The Company anticipates that international sales will continue to account for a significant portion of net sales, although the percentage of international sales is expected to fluctuate from period to period. International orders accounted for less than 1% of the Company's backlog at January 31, 1999. The Company's near-term results are likely to be negatively impacted by over-capacity in the semiconductor industry and the continuing economic difficulties in Asia.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated, expressed as a percentage of net sales:

                                            Three Months Ended
                                                January 31,
                                      ---------------------------
                                           1999           1998
                                           ----           ----
    Net sales ...................         100.0%         100.0%
    Gross profit ................          20.1%          44.2%
    Research, development
      and engineering............          40.8%          18.2%
    Selling, general and
      administrative.............          58.7%          36.2%
    Operating loss ..............         (79.4%)        (10.2%)
    Loss before income taxes ....         (72.4%)         (6.9%)
    Net loss ....................         (47.8%)         (4.8%)


     Net Sales. Net sales of $6.1 million for the three month period ended January 31, 1999 decreased 61% from $15.5 million in the first quarter of fiscal 1998. Sales results for the first quarter of fiscal 1999 continue to reflect the excess production capacity currently existing in the semiconductor industry. However, the book-to-bill ratio for semiconductors increased for the fourth consecutive month, utilization rates are starting to increase and some of the larger semiconductor equipment companies have started to report increases in order rates.

     In recent months, the Company has experienced an increase in sales discussions, quotations and proposals and believes that this activity may have a positive impact on the placement of orders by customers as fiscal 1999 progresses.

     International sales represented 1% and 31.6% of total net sales in the three months ended January 31, 1999 and 1998, respectively. Historically, a significant portion of the Company's revenues have derived from international sales.

     Gross Profit. Gross profit as a percentage of net sales decreased from 44.2% in the three month period ended January 31, 1998 to 20.1% for the corresponding period in fiscal 1999. This reduction in gross profit percentage is primarily due to the underabsorption of certain manufacturing costs resulting from reduced production volume.

     Research, Development and Engineering. Research, development and engineering expenses for the quarter ended January 31, 1999 decreased by 12% to $2.5 million from $2.8 million in the corresponding period during fiscal 1998. The Company continues to develop new process applications for its Full-Flow platform to increase the breadth of wet processing applications served. Additionally, existing applications are simplified and optimized to improve the productivity of the Company's products. The Company believes that continued investment in research, development and engineering is critical to maintaining a strong technological position and expects research, development and engineering expenses in the remainder of fiscal 1999 to continue at approximately the same level.

     Selling, General and Administrative. Selling, general and administrative expenses decreased from $5.6 million or 36.2% of net sales in the quarter ended January 31, 1998 to $3.6 million or 58.7% of net sales in the quarter ended January 31, 1999. Expenses declined due to cost reductions implemented during the latter part of fiscal 1998 and the reduced level of sales. Costs related to protecting the Company's intellectual and technological assets during the quarter ended January 31, 1999 were approximately $0.5 million. The Company believes that selling, general and administrative expenses, including ongoing legal expenses related to patent litigation and sales and support expenses in connection with the Company's efforts to increase its net sales, will increase during the remainder of fiscal 1999.

     Interest (Income) Expense, Net. Interest income, net of interest expense, was $505,000 and $420,000 in the quarters ended January 31, 1998 and 1999, respectively. Net interest income was the result of interest income earned by the Company from investment of funds not immediately needed to support the Company's operations.

     Income Taxes. The Company's effective tax rate was 34% during the three months ended January 31, 1999 as compared with 30% for the three months ended January 31, 1998. The income tax benefit recorded during the quarter ended January 31, 1999 has been recorded as a deferred income tax asset. Based on an assessment of the Company's taxable earnings history and expected future taxable income, management has determined that it is more likely than not that the net deferred tax assets will be realized in future periods. The Company may be required to provide a valuation allowance for this asset in the future if it does not generate sufficient taxable income as planned. Additionally, the ultimate realization of this asset could be negatively impacted by market conditions and other variables not known or anticipated at this time.

BACKLOG

     As of January 31, 1999, the Company's backlog of orders was $4.4 million, compared to $16.2 million as of January 31, 1998. During the quarter ended January 31, 1999, substantially all orders were from customers in the U.S. and were related to semiconductor systems. Backlog at January 31, 1999 consists of semiconductor systems, substantially all of which have been ordered for delivery to customers in the U.S. It has been the experience of the Company that neither reported backlog at a particular date nor the pattern of receipt of orders is necessarily indicative of shipments during any particular future period.


LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 1999, the Company had $11.8 million in cash and cash equivalents, $25.0 million in short-term investments and $59.4 million in working capital. At October 31, 1998 the Company had $31.6 million in cash and cash equivalents, $9.7 million in short-term investments and $64.3 million in working capital.

     While $1.1 million of cash was provided by operating activities during the three months ended January 31, 1998, net cash of $2.9 million was used by operating activities during the first quarter of fiscal 1999 during the three months ended January 31, 1999. The net cash used in operating activities was primarily a result of the net loss of $2.9 million, income tax benefit of $1.5 million and increase in accounts receivable of $.3 million.

     Acquisitions of property, plant and equipment, were $1.5 million for the first three months of fiscal 1999 compared to $1.4 million for the first three months of fiscal 1998. Acquisitions during the first quarter of fiscal 1999 were primarily for improvements to new leased production and administration facilities. The Company commenced the lease of a new 60,000 square foot production facility during the quarter ended January 31, 1999. In February 1999 the Company commenced occupancy of these new production facilities and is expected to commence occupancy of a new, leased 80,000 square foot administrative facility by mid-1999, vacating 47,500 square feet of existing leased space.

     The Company has a relationship with a commercial bank which includes a mortgage on one of the Company's manufacturing facilities in the amount of $0.8 million and a $7.5 million unsecured revolving demand line of credit with an interest rate equal to the bank's overnight borrowing rate. The mortgage bears interest at an annual rate of 8.9%. As of January 31, 1999, no balance was outstanding under the Company's line of credit.

     The Company also has mortgage notes payable to the Pennsylvania Industrial Development Authority in the amount of $0.5 million bearing interest at 2.0% and to the Chester County Development Council in the amount of $0.1 million bearing interest at 5.0%. In addition, the Company has outstanding capital lease obligations in the amount of $1.3 million bearing interest at rates ranging from 7% to 12% per annum.

     The Company had outstanding accounts receivable of approximately $14.4 million and $14.0 million as of October 31, 1999 and January 31, 1998, respectively. As of January 31, 1999 the Company had accounts receivable of $9.3 million from companies located in Asia. The Company recorded, for the first time in its history, an allowance for doubtful accounts of $0.1 million in the first quarter of fiscal 1999, related to a product sold by the Company to a customer whose facility was destroyed in a fire. Management believes that no additional allowance for doubtful accounts receivable is needed at this time as the Company believes that such accounts receivable are fully realizable. Management performs an ongoing evaluation of the status of accounts receivable balances, including the effect of the continued economic and currency situation in certain Asian countries, in order to determine if any additional allowances or any writeoffs are necessary. Given the economic conditions, particularly in Asia, and the status of certain of the Company's receivables, the Company may be required to record significant additional allowances in future periods.

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

     The Company's chief financial officer has been selected by the Company's senior management as the coordinator for the Company's Year 2000 compliance efforts. A team has been formed with active participation by the information systems, purchasing, software engineering, marketing and customer services departments and has been working since 1997 to enable the Company to meet its Year 2000 goals.

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


LITIGATION

     In the United States, the Company has asserted its U.S. Patent No. 4,911,761 (the "`761 patent")for Direct Displacement(TM) drying against defendants in two actions alleging infringement, inducement of infringement, and contributory infringement of the patent. The Company also is both a defendant and a counterclaim plaintiff in a third proceeding where the plaintiff seeks a declaratory judgment of non-infringement and that the `761 patent is invalid. The Company has counterclaimed, alleging infringement, inducement of infringement, and contributory infringement of both the `761 patent and U.S. Patent Nos. 4,778,532 (the "`532 patent") and 4,917,123 (the "`123 patent").

     On July 10, 1995, the Company filed an action against STEAG Microtech, Inc. ("STEAG"), entitled CFMT, INC. AND CFM TECHNOLOGIES, INC. V. STEAG MICROTECH, INC., Civil Action No. 95-CV442, in the United States District Court for the District of Delaware. The Company sought damages and a permanent injunction to prevent further infringement. STEAG denied infringement and asserted, among other things, that the `761 patent is invalid and unenforceable. On December 12, 1997, following a two-week trial, the jury returned a verdict that STEAG willfully infringed the `761 patent and that the patent was not invalid. The jury awarded the Company damages of $3,105,000. The District Court subsequently upheld the jury's verdict and entered final judgment and a permanent injunction in the Company's favor. STEAG has appealed the verdict and various rulings to the Court of Appeals for the Federal Circuit. The Company filed a cross appeal on the grounds that the District Court erred in denying the Company's request for enhancement of damages pursuant to 35 U.S.C. ss.ss. 284 and 285. The parties are currently briefing the issues on appeal.

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

     In March 1997, Dainippon Screen Mfg. Co. Ltd. and DNS Electronics LLC (collectively "DNS") filed an action against the Company entitled DAINIPPON SCREEN MANUFACTURING CO., LTD. AND DNS ELECTRONICS, LLC V. CFMT, INC. AND CFM TECHNOLOGIES, INC., Civil Action No. 97-20270 JW in the United States District Court for the Northern District of California. In this action, DNS requested the Court to declare that DNS does not infringe the `761 patent and that the patent is invalid and unenforceable. DNS sought monetary damages and injunctive relief for alleged violations of the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising. The Court dismissed this action on the grounds of lack of personal jurisdiction and absence of an indispensable party. DNS appealed this ruling, and the appellate court reversed the district court decision as to the patent causes of action on April 29, 1998. The case has been returned to the United States District Court for the Northern District of California, although the causes of action relating to the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising have been dismissed. The Company has answered the complaint brought by DNS and has counterclaimed, alleging infringement by DNS of the `532, `123, and `761 patents. Discovery is presently ongoing with a claims construction hearing set for September 10, 1999, and trial currently set to begin May 1, 2000.

     On December 30, 1999, the Company filed an additional action against YieldUP International Corp., Civil Action No. 98-790-RRM, in the United States District Court for the District of Delaware. The Company is alleging patent infringement of the `123 and `532 patents by YieldUp and is seeking a permanent injunction to prevent YieldUP from using, making or selling equipment that violates these patents. In addition, the Company is seeking damages for past infringement.

     There can be no assurance that when any of the foregoing litigation is final that any of the claims of the patents in suit will be found to encompass use of the competitors' products or that the subject patents will not be found to be unenforceable or invalid. A finding of invalidity or unenforceability could result in the Company's competitors being able to develop products using the Company's proprietary technology, which in turn could have a material adverse effect on the Company. Further, there can be no assurance that any rights granted under any of the Company's patents will provide adequate protection to the Company, or that the Company will have sufficient resources to continue to prosecute its rights in the current actions or others.

     Furthermore, in Europe, STEAG has filed nullification proceedings against the Company's drying patents in Germany (DE68921757.8), UK (EP428,784), France (EP428,784), Netherlands (23184), and Ireland (66389). The Company is proceeding to defend these patents. These proceedings could result in the nullification of the subject patents in the respective countries.

     In Japan, the Company filed an Invalidation Appeal of Japanese Patent No, 2634350 against Dainippon Screen Manufacturing K.K.

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

     The Company's involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how could result in a material adverse effect on the Company's business. Adverse determinations in current litigation or any other litigation in which the Company may become involved could subject the Company to significant liabilities to third parties, require the Company to grant licenses to or seek licenses from third parties, and prevent the Company from manufacturing and selling its products. Any of these situations could have a material adverse effect on the Company.


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

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of stockholders was held on March 4, 1999. The following are results of the voting on the proposal submitted to the stockholder at the annual meeting:

     Proposal No. 1:

     Election of Directors. The following individuals were elected as directors:

             NAME                             FOR            WITHHELD
             ----                             ---            --------
             Christopher F. McConnell        6,868,305       283,332
             Roger A. Carolin                6,868,305       283,332
             James J. Kim                    6,889,381       262,256
             Brad S. Mattson                 6,889,381       262,256
             Milton S. Stearns, Jr.          6,889,381       262,256


     Proposal No. 2:

     Approval of an Amendment to the Amended and Restated 1995 Incentive Plan:

                                               For              AGAINST
                                             ---------         ---------
                                             3,135,626         1,983,711


     Proposal No. 3:

     Approval of an Amendment to the Amended and Restated Non-Employee Directors Stock Option Plan:

                                               For              AGAINST
                                             ---------         ---------
                                             5,583,973         1,484,557



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


 Dated:  March 15, 1999



                                           CFM Technologies, Inc.
                                                      (Registrant)


                                       By: /s/ ROGER A. CAROLIN
                                           --------------------------------
                                               Roger A. Carolin
                                               Chief Executive Officer



                                       By: /s/ LORIN J. RANDALL
                                           --------------------------------
                                               Lorin J. Randall
                                               Chief Financial Officer

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Dated:  March 15, 1999



                                 CFM Technologies, Inc.
                                            (Registrant)


                              By:
                                    --------------------------------
                                    Roger A. Carolin
                                    Chief Executive Officer



                              By:
                                    --------------------------------
                                    Lorin J. Randall
                                    Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
-------

27    Financial Data Schedule.