Form 10-Q
period 1999-04-30
CFM TECHNOLOGIES INC
filed 1999-06-11
CIK 849323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

      [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1999.
                                            or

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


                  150 OAKLANDS BLVD., EXTON, PENNSYLVANIA 19341
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (610) 280-8300

             1336 ENTERPRISE DRIVE, WEST CHESTER, PENNSYLVANIA 19380
            --------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes __X__         No ______


     The number of outstanding shares of the Registrant's Common Stock, no par value per share, on June 10, 1999 was 7,861,080.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

PART 1.  FINANCIAL INFORMATION

    Item 1. Consolidated Financial Statements:

            Consolidated Balance Sheets (unaudited) as of
            April 30, 1999 and October 31, 1998 ................. 3

            Consolidated Statements of Operations (unaudited)for
            the Three and Six Months ended April 30, 1999
            and 1998 ............................................ 5

            Consolidated Statements of Cash Flows (unaudited)
            for the Six Months ended April 30, 1999 and 1998..... 6

            Notes to Consolidated Financial Statements .......... 7

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations  ................ 9


PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K .................. 14

             Signatures ........................................ 15

             Exhibit Index ..................................... 16

                          PART 1. FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS


                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                April 30,        October 31,
                  ASSETS                          1999              1998
                                                --------          --------
CURRENT ASSETS:
   Cash and cash equivalents                    $ 21,299          $ 31,649
   Short-term investments                         12,026             9,745
   Accounts receivable                            14,048            14,040
   Inventories                                    15,189            13,657
   Prepaid expenses and other                      2,288             5,020
                                                --------          --------
        Total current assets                      64,850            74,111
                                                --------          --------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                              540               540
   Building and improvements                       7,951             5,981
   Machinery and equipment                        10,137             9,599
   Furniture and fixtures                          1,470             1,423
                                                --------          --------
                                                  20,098            17,543
   Less - Accumulated depreciation
     and amortization                             (7,921)           (6,377)
                                                --------          --------
      Net property, plant and equipment           12,177            11,166
                                                --------          --------
OTHER ASSETS                                       7,213             4,536
                                                --------          --------
                                                $ 84,240          $ 89,813
                                                ========          ========






   The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                   April 30,         October 31,
                                                      1999             1998
                                                    --------          --------
    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                $    611          $    672
   Accounts payable                                    2,991             1,800
   Accrued expenses                                    6,730             7,373
                                                    --------          --------
            Total current liabilities                 10,332             9,845
                                                    --------          --------

LONG-TERM DEBT                                         1,916             2,186
                                                    --------          --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value;
    1,000,000 authorized shares; no shares
    issued or outstanding                               --                --
  Common stock, no par value; 30,000,000
    authorized shares; 8,000,880 and
    7,964,366 shares issued                           81,258            81,033
  Treasury stock, 138,300 and 96,200 common
    shares at cost                                    (1,110)             (762)
  Deferred compensation                                  (35)              (47)
  Retained earnings (deficit)                         (8,121)           (2,442)
                                                    --------          --------
            Total shareholders' equity                71,992            77,782
                                                    --------          --------
                                                    $ 84,240          $ 89,813
                                                    ========          ========










   The accompanying notes are an integral part of these financial statements.

                         CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                       (UNAUDITED)


                                                  Three Months Ended             Six Months Ended
                                                       April 30,                     April 30,
                                                -----------------------       -----------------------
                                                   1999          1998           1999           1998
                                                --------       --------       --------       --------
NET SALES                                       $  6,724       $  8,320       $ 12,776       $ 23,824
COST OF SALES                                      4,268          5,683          9,105         14,337
                                                --------       --------       --------       --------
     Gross profit                                  2,456          2,637          3,671          9,487
                                                --------       --------       --------       --------

OPERATING EXPENSES:
     Research, development and engineering         2,711          3,441          5,182          6,263
     Selling, general and administrative           4,365          4,320          7,917          9,925
                                                --------       --------       --------       --------
           Total operating expenses                7,076          7,761         13,099         16,188
                                                --------       --------       --------       --------
           Operating loss                         (4,620)        (5,124)        (9,428)        (6,701)

INTEREST (INCOME) EXPENSE, NET                      (397)          (437)          (823)          (942)
                                                --------       --------       --------       --------
      Loss before income taxes                    (4,223)        (4,687)        (8,605)        (5,759)

INCOME TAX BENEFIT                                (1,436)        (1,406)        (2,926)        (1,728)
                                                --------       --------       --------       --------
NET LOSS                                        $ (2,787)      $ (3,281)      $ (5,679)      $ (4,031)
                                                ========       ========       ========       ========

NET LOSS PER COMMON SHARE:
      Basic                                     $  (0.35)      $  (0.41)      $  (0.72)      $  (0.51)
                                                ========       ========       ========       ========
      Diluted                                   $  (0.35)      $  (0.41)      $  (0.72)      $  (0.51)
                                                ========       ========       ========       ========

SHARES USED IN COMPUTING NET LOSS PER
   COMMON SHARE:
      Basic                                        7,857          7,920          7,860          7,917
                                                ========       ========       ========       ========
      Diluted                                      7,857          7,920          7,860          7,917
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

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            Six Months Ended
                                                               April 30,
                                                       -----------------------
                                                         1999           1998
                                                       --------       --------
OPERATING ACTIVITIES:
Net loss                                               $ (5,679)      $ (4,031)
Adjustments to reconcile net loss to net cash
used in operating activities
   Depreciation and amortization                          1,574          1,393
   Deferred compensation                                     12             12
   Deferred income tax benefit                           (2,926)           (35)
   (Increase) decrease in -
      Accounts receivable                                    (8)        10,195
      Inventories                                        (1,532)        (2,250)
      Prepaid expenses and other current assets           2,732         (1,376)
      Other assets                                          219             83
   Increase (decrease) in -
      Accounts payable                                    1,191         (4,469)
      Accrued expenses                                     (643)        (1,561)
                                                       --------       --------
Net cash used in operating
    activities                                           (5,060)        (2,039)
                                                       --------       --------
INVESTING ACTIVITIES:
   Purchases of short-term investments                  (25,848)       (10,977)
   Proceeds from short-term investments                  23,567          9,341
   Purchases of property, plant and equipment            (2,555)        (2,009)
Net cash (used in) provided by investing
                                                       --------       --------
   activities                                            (4,836)        (3,645)
                                                       --------       --------
FINANCING ACTIVITIES:
   Payments on long-term debt                              (331)          (489)
   Proceeds from sale of common stock, net                 --              210
   Proceeds from exercise of stock options                  225              6
   Purchase of treasury shares, at cost                    (348)          --
                                                       --------       --------
Net cash used in financing activities                      (454)          (273)
                                                       --------       --------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                        (10,350)        (5,957)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           31,649         26,865
                                                       --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 21,299       $ 20,908
                                                       ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest expense                      $    101       $     77
   Cash received for interest income                        824          1,195
   Cash paid (refunded) for income taxes                 (2,538)           105

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
   Machinery acquired under capital leases             $   --         $    487



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


(2) ACCOUNTS RECEIVABLE:

                                    April 30,           October 31,
                                       1999                1998
                                   -----------         -----------
                  Billed           $12,408,000         $10,058,000
                  Unbilled           1,640,000           3,982,000
                                   -----------         -----------
                                   $14,048,000         $14,040,000
                                   ===========         ===========

     Billed receivables are net of allowances for doubtful accounts of $82,000 and -$0- as of April 30, 1999 and October 31, 1998, respectively. Unbilled receivables represent final retainage amounts to be billed upon completion of the installation process.



(3) INVENTORIES:

                                       April 30,           October 31,
                                          1999                1998
                                      -----------         -----------
                  Raw materials       $ 8,837,000         $ 8,669,000
                  Work in progress      6,352,000           4,988,000
                                      -----------         -----------
                                      $15,189,000         $13,657,000
                                      ===========         ===========

(4) NET LOSS PER COMMON SHARE:

     Basic net loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The exercise of outstanding stock options into common stock would have been antidilutive in the calculation of diluted net loss per common share for the three and six month periods ended April 30, 1999 and 1998, and therefore was not included in the calculation.

     The net loss and weighted average common shares outstanding for purposes of calculating net loss per common share are computed as follows:



                                       Three Months Ended               Six Months Ended
                                            April 30,                      April 30,
                                 ---------------------------       ---------------------------
                                    1999             1998             1999             1998
                                 ----------       ----------       ----------       ----------
Net loss used for basic and
  diluted net loss per
  common share                   (2,787,000)      (3,281,000)      (5,679,000)      (4,031,000)
                                 ==========       ==========       ==========       ==========

Weighted average common
  shares outstanding
  used for basic net
  loss per common share           7,857,000        7,920,000        7,860,000        7,917,000
                                 ==========       ==========       ==========       ==========

Net loss per common share,
  basic and diluted              $    (0.35)      $    (0.41)      $    (0.72)      $    (0.51)
                                 ==========       ==========       ==========       ==========


(5) GEOGRAPHIC INFORMATION:

     Historically, a significant portion of the Company's sales has been to Asian companies. Included in accounts receivable as of April 30, 1999 and October 31, 1998, was $9.7 and $10.0 million, respectively, owed by Asian companies, of which $2.1 and $2.9 million, respectively, was currently due.

(6) STOCK REPURCHASE AUTHORIZATION:

     On June 9, 1998, the Board of Directors authorized the Company to repurchase up to 750,000 shares of the Company's common stock in open market, privately negotiated or other transactions in conformity with the rules of the Securities and Exchange Commission. As of April 30, 1999, the Company had repurchased 138,300 shares of common stock.

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

     The Company has derived substantially all of its revenues from the sale of a relatively small number of its systems, which range in price from approximately $1.2 million to $2.7 million. The Company sells its systems worldwide and records a significant portion of its sales to customers outside the United States. The Company's international sales have occurred in Korea, Europe, Taiwan, Japan and Israel. The Company anticipates that international sales will continue to account for a significant portion of net sales, although the percentage of international sales is expected to fluctuate from period to period. Because of the recent economic and currency situation in Asia, the Company expects the proportion of its total net sales represented by international sales to be lower during fiscal 1999 than it has been historically. Orders from U.S. customers accounted for substantially all of the Company's backlog at April 30, 1999.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated, expressed as a percentage of net sales:


                                       Three Month Period         Six Month Period
                                             Ended                      Ended
                                           April 30,                  April 30,
                                     ---------------------       --------------------
                                       1999         1998          1999         1998
                                       ----         ----          ----         ----

  Net sales                           100.0%       100.0%        100.0%       100.0%
  Gross margin                         36.5%        31.7%         28.7%        39.8%
  Research, development and
    engineering                        40.3%        41.4%         40.6%        26.3%
  Selling, general and
    administrative                     64.9%        51.9%         62.0%        41.7%
  Loss from operations                (68.7)%      (61.6)%       (73.8)%      (28.1)%
  Loss before income taxes            (62.8)%      (56.3)%       (67.4)%      (24.2)%
  Net loss                            (41.4)%      (39.4)%       (44.5)%      (16.9)%

     Net Sales. Net sales for the three month period ended April 30, 1999 of $6.7 million decreased 19.2% from $8.3 million in the corresponding period in fiscal 1998. Net sales in the first quarter of fiscal 1999 were $6.1 million. International sales represented 36.3% and 26.2% of total net sales for the three months ended April 30, 1999 and 1998, respectively. The decrease in net sales from the comparable prior year period was due to the continuing impact of the broad semiconductor industry downturn caused by the general over-capacity in the semiconductor and FPD manufacturing industries and the Asian economic and currency situation. Net sales have increased over the past three quarters, reflecting recent strengthening in the semiconductor industry.

     For the first half of fiscal 1999 ended April 30, 1999, net sales of $12.8 million decreased 46.4% from $23.8 million during the first half of fiscal 1998. International sales represented 19.1% and 61.1% of total net sales for the six months ended April 30, 1999 and 1998, respectively. The decline in net sales during the six-month period ended April 30, 1999, compared to the first half of fiscal 1998 reflects the broad semiconductor industry downturn caused by the general over-capacity in the semiconductor and FPD manufacturing industries, as well as the Asian economic and currency situation.

     Gross Profit. Gross profit as a percentage of net sales increased from 31.7% in the three-month period ended April 30, 1998 to 36.5% for the corresponding period in fiscal 1999. The increase was primarily due to increased warranty reserves, additional allowances for inventory obsolescence and system reconfiguration costs recognized in the second quarter of 1998. Gross profit was 20.1% in the first quarter of fiscal 1999.

     During the first half of fiscal 1999, gross profit decreased to 28.7% from 39.8% for the first half of fiscal 1998, predominantly as a result of underabsorption of manufacturing costs resulting from decreased production volume through April 1999. The Company moved into a new production facility during the second quarter of fiscal 1999, and management anticipates improved operating efficiencies with increased production volumes. The Company's gross profit has varied significantly from quarter to quarter and will continue to be affected by a variety of factors, including sales volumes, the mix and average selling prices of systems, sales of OEM automation equipment which yield relatively lower gross profits and the customization of systems.

     Research, Development and Engineering. Research, development and engineering expenses for the three months ended April 30, 1999 declined to $2.7 million from $3.4 million in the corresponding period during fiscal 1998. Research, development and engineering expenses were $2.5 million in the first quarter of 1999. During the second quarter of fiscal 1998, initial development work on the Company's 300mm Full-Flow system was completed and the first production unit was shipped to Semiconductor 300 (a joint venture of Siemens and Motorola) in Dresden, Germany. In connection with this program, support modules and related equipment valued at approximately $0.5 million were contributed by CFM. The Company anticipates that research, development and engineering spending in the coming quarters will continue at recent levels.

     Research, development and engineering expenses for the six months ended April 30, 1999 decreased by 17.3% to $5.2 million, or 40.6% of net sales, from $6.3 million, or 26.4% of net sales, for the corresponding period during fiscal 1998. The development work and equipment contribution to the 300mm project at Semiconductor 300 during fiscal 1998 discussed above was the primary cause of the decrease. The Company continues to develop new products and new processes for existing equipment, new products and to invest in its applications laboratory, which is used for process development and demonstrations.

     Selling, General and Administrative. Selling, general and administrative expenses were $4.4 million, or 64.9% of net sales, in the quarter ended April 30, 1999, compared to $4.3 million, or 51.9% of net sales, in the quarter ended April 30, 1998. Selling, general and administrative expenses were $3.6 million for the first quarter of 1999. Selling, general and administrative expenses for the second quarter of fiscal 1999 included recognition of an uncollectable account and commission expenses associated with sales in Asia and legal expenses related to the Company's ongoing efforts to protect its intellectual property assets.

     For the six months ended April 30, 1999, selling, general and administrative expenses decreased to $7.9 million, or 62.0% of net sales, from $9.9 million, or 41.7% of net sales, for the six months ended April 30, 1998. During the first half of fiscal 1998, the Company experienced an increase in expenses for customer support, selling activity and legal expenses. The Company believes that selling, general and administrative expenses, including ongoing legal expenses related to patent litigation, will increase during the second half of fiscal 1999.

     Interest (Income) Expense, Net. Interest income, net of interest expense, was $437,000 and $397,000 in the quarters ended April 30, 1998 and 1999, respectively.

     Interest income, net of interest expense, for the six months ended April 30, 1998 and 1999 was $942,000 and $823,000, respectively. The net interest income recorded during these periods was the result of interest income earned by the Company from investment of funds not immediately needed to support the Company's operations.

     Income Taxes. The Company's effective tax rate was 34% for the three and six-month periods ended April 30, 1999, compared with 30% for the corresponding periods in 1998. The income tax benefit recorded in 1999 has been recorded as a deferred income tax asset. Based on an assessment of the Company's taxable earnings history and expected future taxable income, management has determined that it is more likely than not that the net deferred tax asset will be realized in future periods. The Company may be required to provide a valuation allowance for this asset in the future if it does not generate sufficient taxable income as anticipated. Additionally, the ultimate realization of this asset could be negatively impacted by market conditions and other variables not known or anticipated at this time.

BACKLOG

      As of April 30, 1999, the Company's backlog of orders was $7.7 million, compared to $10.1 million as of April 30, 1998, and $6.4 million as of January 31, 1999. Customer orders for the second quarter of fiscal 1999 were $8.0 million, contributing to orders for the first half of fiscal 1999 of $11.6 million. All of the orders recorded during the second quarter of fiscal 1999 were for semiconductor systems, while orders from the U.S. accounted for 69% of total orders and Asia showed an improvement to 27%, with the remainder of orders coming from Europe. It has been the experience of the Company that neither reported backlog at a particular date nor the pattern of receipt of orders is necessarily indicative of future orders or revenues.

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 1999, the Company had $21.3 million in cash and cash equivalents, $12.0 million in short-term investments and $54.5 million in working capital. At October 31, 1998, the Company had $31.6 million in cash and cash equivalents, $9.7 million in short-term investments and $64.3 million in working capital.

     Approximately $5.1 million was used in operating activities during the six months ended April 30, 1999, as compared with $2.0 million used in operating activities during the six months ended April 30, 1998. The net cash used in operating activities in the first half of 1999 was a result of the net loss of $5.7 million, a deferred income tax benefit of $2.9 million and an increase in inventory levels of $1.5 million. Cash provided by operating activities derived from the receipt of income tax payments of $2.5 million related to the carry back of net operating losses to prior periods, depreciation and amortization of $1.6 million and additional accounts payable of $1.2 million.

     During the first half of 1998, net cash of $2.0 million used in operating activities resulted from a net loss of $4.0 million, decreased accounts payable and accrued expenses of $6.0 million and increases in inventories of $2.2 million. Cash was provided by decreases in accounts receivable of $10.2 million and depreciation and amortization of $1.4 million.

     As of both April 30, 1999 and October 31, 1998 the Company had accounts receivable of $14.0, $9.7 and $10.0 million of which, respectively, was due from Asian companies. Management performs an ongoing evaluation of the status of accounts receivable balances, including the effect of the continued economic and currency situation in certain Asian countries, in order to determine if any additional allowances or any writeoffs are necessary. Management believes that no additional allowance for doubtful accounts is needed at this time as the Company believes that its accounts receivable are fully realizable. Given current economic conditions, particularly in Asia, and the status of certain of the Company's receivables, the Company may be required to record additional allowances in future periods.

     Acquisitions of property, plant and equipment were $2.6 million in the first six months of fiscal 1999 and $2.0 million in the first six months of fiscal 1998. The Company commenced the lease of its new 60,000 square foot production facility during the first quarter of 1999 and its new 80,000 square foot administrative facility during the second quarter of 1999. Fiscal 1999 acquisitions have included improvements to the Company's newly leased production and administrative facilities and new telephone and networking equipment for these facilities.

     The Company has a relationship with a commercial bank which includes a mortgage on one of the Company's manufacturing facilities in the amount of $0.8 million and a $7.5 million unsecured revolving demand line of credit with an interest rate equal to the bank's prime rate. The mortgage bears interest at an annual rate of 8.9%. As of April 30, 1999, no balance was outstanding under the Company's line of credit.

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

     The Company believes that existing cash, cash equivalents and short-term investments balances and its available line of credit will be sufficient to meet the Company's cash requirements during the next 12 months. The Board of Directors has authorized the repurchase of up to 750,000 shares of the company's stock (see note 6 of the Notes to Consolidated Financial Statements). The repurchase of stock is not expected to have a material adverse affect on the Company's ability to meet its cash requirements during the next 12 months. However, depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to the Company.

YEAR 2000 READINESS DISCLOSURE

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

     Desktop computers in use throughout the Company vary in their Year 2000 compliance for both hardware and software. While the majority of the hardware is compliant, most of the non-compliant hardware may be upgraded with software from the manufacturer available free over the Internet. The Company has a few non-compliant machines that cannot be upgraded which are not currently in use for any date comparison functions, and which it may elect to replace at a cost of approximately $15,000. The Company is implementing Year 2000 compliant desktop software and expects to have all computers using a date comparison function upgraded by September 1999 at a cost to the Company of approximately $20,000. Year 2000 compliant network server software is now available. The Company intends to implement the upgrades to its server software by the end of June 1999.

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

     Past costs are estimated to be $35,000 and future costs for internal labor are expected to be approximately $15,000. Costs to replace desktop computers are estimated to be $15,000 and software upgrades for the desktop computers are estimated to be $20,000. The new telecommunications equipment, heating and air-conditioning systems, and elevators in the Company's new facilities in Exton, Pennsylvania were acquired in connection with the result of moving to newly built facilities and not a result of Year 2000 issues. There may be additional costs incurred for unforeseen Year 2000 issues. All costs will be funded out of general operating funds and are not expected to be material.

Risks of the Company's Year 2000 Issues

     Although not expected, the most likely worst case scenario includes the inability of vendors to supply product on a timely basis and/or the inability of customers to take delivery of currently ordered equipment, order additional equipment or pay the Company for products already purchased.

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

     There can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in technology used in its products or internal systems, which are comprised predominantly of third party software and hardware, or by the inability of third parties to adequately disclose and correct their Year 2000 issues. While the Company presently believes that the ultimate outcome of its efforts to be Year 2000 ready will not have a material effect on the Company's financial position, liquidity or operations, there can be no assurance that unanticipated increased costs will not have a material effect on the Company's results of operations.


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

      On July 10, 1995, the Company filed an action against STEAG Microtech, Inc. ("STEAG"), captioned CFMT, Inc. and CFM Technologies, Inc. v. STEAG Microtech, Inc., Civil Action No. 95-CV442, in the United States District Court for the District of Delaware. The Company sought damages and a permanent injunction to prevent further infringement. STEAG denied infringement and asserted, among other things, that the `761 patent is invalid and unenforceable. On December 12, 1997, following a two-week trial, the jury returned a verdict that STEAG willfully infringed the `761 patent and that the patent was not invalid. The jury awarded the Company damages of $3,105,000. The District Court subsequently upheld the jury's verdict and entered final judgment and a permanent injunction in the Company's favor. STEAG appealed the verdict and various rulings to the United States Court of Appeals for the Federal Circuit ("CAFC"). On May 13, 1999, the CAFC affirmed the judgment of the District Court in all aspects except one. With respect to infringement, the CAFC vacated the judgment and remanded the case to the District Court for reconsideration of its holding of literal infringement, instructing the court to consider whether there was substantial evidence in the record to support one aspect of the jury's infringement finding. The Company has petitioned for rehearing of this CAFC decision. The CAFC has yet to rule on this request, but has asked STEAG for a response.

      On September 11, 1995, the Company filed an action against YieldUP International Corp. ("YieldUP"), captioned CFMT, Inc. and CFM Technologies, Inc.
v. YieldUP International Corp., Civil Action No. 95-549-RRM, in the United States District Court for the District of Delaware. The Company sought damages and a permanent injunction to prevent further infringement. YieldUP denied infringement and asserted, among other things, that the subject patent is invalid and unenforceable. On October 14, 1997, the District Court issued a decision granting summary judgment in favor of YieldUP on the grounds that the process used in YieldUP's processing equipment does not infringe the `761 patent. The District Court subsequently granted the Company's request for reargument of the decision, and the Company and YieldUP have submitted additional briefs on the issue. The District Court has not issued a decision on the reargued summary judgment motion.

      In March 1997, Dainippon Screen Mfg. Co. Ltd. and DNS Electronics LLC (collectively, "DNS") filed an action against the Company captioned Dainippon Screen Manufacturing Co., Ltd. and DNS Electronics, LLC v. CFMT, Inc. and CFM Technologies, Inc., Civil Action No. 97-20270 JW, in the United States District Court for the Northern District of California. In this action, DNS requested the Court to declare that DNS does not infringe the `761 patent and that the patent is invalid and unenforceable. DNS sought monetary damages and injunctive relief for alleged violations of the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising. The Court dismissed this action on the grounds of lack of personal jurisdiction and absence of an indispensable party. DNS appealed this ruling, and the appellate court reversed the district court decision as to the patent causes of action on April 29, 1998. The case has been returned to the United States District Court for the Northern District of California, although the causes of action relating to the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising have been dismissed. The Company has answered the complaint brought by DNS and has counterclaimed, alleging infringement by DNS of the `532, `123, and `761 patents. Discovery is presently ongoing with a claims construction hearing set for September 10, 1999, and trial currently set to begin May 1, 2000.

     On December 30, 1998, the Company filed an additional action against YieldUP. Civil Action No. 98-790-RRM, in the United States District Court for the District of Delaware. The Company is alleging patent infringement of the `123 and `532 patents by YieldUP and is seeking a permanent injunction to prevent YieldUP from using, making or selling equipment that violates these patents. In addition, the Company is seeking damages for past infringement.

     There can be no assurance that when any of the foregoing litigation is final, any of the claims of the patents in suit will be found to encompass use of the competitors' products or that the subject patents will not be found to be unenforceable or invalid. A finding of invalidity or unenforceability could result in the Company's competitors being able to develop products using the Company's proprietary technology, which in turn could have a material adverse effect on the Company. Further, there can be no assurance that any rights granted under any of the Company's patents will provide adequate protection to the Company, or that the Company will have sufficient resources to continue to prosecute its rights in the current actions or others.

     STEAG has filed nullification proceedings against the Company's drying patents in Germany (DE68921757.8), UK (EP428,784), France (EP428,784),
Netherlands (23184), Ireland (66389), and Japan(2,135,270). The Company is proceeding to defend these patents. These proceedings could result in the nullification of the subject patents in some or all of the respective countries. The Company may choose to abandon a patent in a country where, in the Company's judgement, the anticipated costs of defending the nullity action are not warranted in view of the patent's limited added value to CFM's existing patent portfolio in that country. The decisions, if any, to abandon patents will be made on a country-by-country basis.

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

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

   10.5 Amended and Restated CFM Technologies, Inc. 1992 Employee Stock Option Plan.

   10.6   Amended and Restated CFM Technologies, Inc. 1995 Incentive Plan.

   10.7 Amended and Restated CFM Technologies, Inc. Non-Employee Directors' Stock Option Plan.

   10.8   Amended and Restated CFM Technologies, Inc. Employee Stock Purchase
          Plan.

   27     Financial Data Schedule


   (b) Reports on Form 8-K

     On May 20, 1999, the Company filed a report on Form 8-K with respect to the decision of the United States Court of Appeals for the Federal Circuit on May 13, 1999 in the matter of CFMT, INC. AND CFM TECHNOLOGIES, INC. V STEAG MICROTECH, Inc., No. 98-1487. Included in the report was a copy of the decision and a press release dated May 18, 1999 issued by the Company.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 11, 1999


                                 CFM Technologies, Inc.
                                  (Registrant)


                              By: /s/ ROGER A. CAROLIN
                                  ----------------------------
                                      Roger A. Carolin
                                      Chief Executive Officer



                              By: /s/ LORIN J. RANDALL
                                  ----------------------------
                                      Lorin J. Randall
                                      Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
-------


10.5    Amended and Restated CFM Technologies, Inc. 1992 Employee Stock Option
        Plan.

10.6    Amended and Restated CFM Technologies, Inc. 1995 Incentive Plan.

10.7 Amended and Restated CFM Technologies, Inc. Non-Employee Directors' Stock Option Plan.

10.8    Amended and Restated CFM Technologies, Inc. Employee Stock Purchase
        Plan.


27      Financial Data Schedule.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: June 11, 1999



                                 CFM Technologies, Inc.
                                 (Registrant)


                              By:   ____________________________
                                    Roger A. Carolin
                                    Chief Executive Officer



                              By:   ____________________________
                                    Lorin J. Randall
                                    Chief Financial Officer