Form 10-Q
period 1999-07-31
CFM TECHNOLOGIES INC
filed 1999-09-14
CIK 849323

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                        FORM 10-Q


(Mark One)

      [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1999.
                                            or

      [   ]    Transition Report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 For the transition period from _________ to __________

                           Commission File No. 0-27498

                             CFM TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                              23-2786977
 ------------------------------          -----------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)              Identification Number)

                       150 OAKLANDS BLVD. EXTON, PA 19341
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

  Registrant's telephone number, including area code: (610) 280-8300

                  1336 ENTERPRISE DRIVE, WEST CHESTER, PA 19380
             --------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X         No


       The number of outstanding shares of the Registrant's Common Stock, no par value per share, on September 13, 1999 was 7,827,480.

                         CFM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                          INDEX

PART 1.  FINANCIAL INFORMATION


    Item 1. Consolidated Financial Statements:

            Consolidated Balance Sheets (unaudited) as of
            July 31, 1999 and October 31, 1998 .................  3

            Consolidated Statements of Operations (unaudited)for
            the Three and Nine months ended July 31, 1999
            and 1998 ............................................ 5

            Consolidated Statements of Cash Flows (unaudited)
            for the Nine months ended July 31, 1999 and 1998..... 6

            Notes to Consolidated Financial Statements .......... 7

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations  ................ 9


PART II.  OTHER INFORMATION


     Item 6. Exhibits and Reports on Form 8-K .................. 16

             Signatures ........................................ 17

             Exhibit Index ..................................... 18

                              PART 1. FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS


                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                July 31,         October 31,
                   ASSETS                         1999              1998
                                                --------          --------
CURRENT ASSETS:
   Cash and cash equivalents                    $ 16,500          $ 31,649
   Short-term investments                          8,490             9,745
   Accounts receivable                            19,236            14,040
   Inventories                                    14,989            13,657
   Prepaid expenses and other                      2,843             5,020
                                                --------          --------
        Total current assets                      62,058            74,111
                                                --------          --------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                              540               540
   Building and improvements                       5,791             5,981
   Machinery and equipment                        13,558             9,599
   Furniture and fixtures                          1,521             1,423
                                                --------          --------
                                                  21,410            17,543
   Less - Accumulated depreciation
     and amortization                             (7,975)           (6,377)
                                                --------          --------
      Net property, plant and equipment           13,435            11,166
                                                --------          --------
OTHER ASSETS                                       8,147             4,536
                                                ========          ========
                                                $ 83,640          $ 89,813
                                                ========          ========










   The accompanying notes are an integral part of these financial statements.

                         CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE DATA)
                                       (UNAUDITED)


  LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    July 31,       October 31,
                                                      1999             1998
                                                  -----------      -----------
CURRENT LIABILITIES:
   Current portion of long-term debt                      595      $       672
   Accounts payable                                     4,096            1,800
   Accrued expenses                                     7,754            7,373
                                                  -----------      -----------
            Total current liabilities                  12,445            9,845
                                                  -----------      -----------
LONG-TERM DEBT                                          1,768            2,186

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; 1,000,000
    authorized shares; no shares issued or
    outstanding                                          --               --
  Common stock, no par value; 30,000,000
    authorized shares; 8,001,180 and 7,964,366
    shares issued                                      81,260           81,033
  Treasury stock, 167,100 and 96,200 common
    shares at cost                                     (1,390)            (762)
  Deferred compensation                                   (29)             (47)
  Retained earnings                                   (10,414)          (2,442)
                                                  -----------      -----------
      Total shareholders' equity                       69,427           77,782
                                                  ===========      ===========
                                                       83,640      $    89,813
                                                  ===========      ===========








   The accompanying notes are an integral part of these financial statements.

                         CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                       (UNAUDITED)


                                                      Three Months Ended           Nine Months Ended
                                                           July 31,                     July 31,
                                                 --------------------------     -----------------------
                                                     1999          1998           1999           1998
                                                     ----          ----           ----           ----
NET SALES                                         $  9,620       $  3,780       $ 22,396       $ 27,604
COST OF SALES                                        6,064          4,652         15,169         18,989
                                                  --------       --------       --------       --------
     Gross profit (loss)                             3,556           (872)         7,227          8,615
                                                  --------       --------       --------       --------

OPERATING EXPENSES:
     Research, development and engineering           2,492          2,307          7,674          8,570
     Selling, general and administrative             4,821          3,491         12,738         13,416
                                                  --------       --------       --------       --------
           Total operating expenses                  7,313          5,798         20,412         21,986
                                                  --------       --------       --------       --------
           Operating loss                           (3,757)        (6,670)       (13,185)       (13,371)

INTEREST (INCOME) EXPENSE, NET                        (283)          (415)        (1,106)        (1,357)
                                                  --------       --------       --------       --------
      Loss before income taxes                      (3,474)        (6,255)       (12,079)       (12,014)

INCOME TAX BENEFIT                                  (1,181)        (1,876)        (4,107)        (3,604)
                                                  --------       --------       --------       --------
NET LOSS                                          $ (2,293)      $ (4,379)      $ (7,972)      $ (8,410)
                                                  ========       ========       ========       ========

NET LOSS PER COMMON SHARE:
      Basic                                       $  (0.29)      $  (0.55)      $  (1.01)      $  (1.06)
                                                  ========       ========       ========       ========
      Diluted                                     $  (0.29)      $  (0.55)      $  (1.01)      $  (1.06)
                                                  ========       ========       ========       ========

SHARES USED IN COMPUTING NET
LOSS PER COMMON SHARE:
      Basic                                          7,852          7,921          7,859          7,918
                                                  ========       ========       ========       ========
      Diluted                                        7,852          7,921          7,859          7,918
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

                         CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)
                                       (UNAUDITED)

                                                          Nine Months Ended
                                                               July 31,
                                                        ----------------------
                                                         1999           1998
                                                         ----           ----
OPERATING ACTIVITIES:
Net loss                                              $ (7,972)       $ (8,410)
Adjustments to reconcile net loss to net cash
used in operating activities
   Depreciation and amortization                         1,628           2,182
   Deferred compensation                                    18              18
   Deferred income tax benefit                          (4,107)           (985)
   (Increase) decrease in -
      Accounts receivable                               (5,196)         17,652
      Inventories                                       (1,332)         (1,226)
      Prepaid expenses and other current assets          2,458          (2,279)
      Other assets                                          20             110
   Increase (decrease) in -
      Accounts payable                                   2,296          (5,818)
      Accrued expenses                                     546          (2,172)
                                                      --------        --------
   Net cash used in operating
       activities                                      (11,641)           (928)
                                                      --------        --------
INVESTING ACTIVITIES:
   Purchases of short-term investments                 (29,727)        (24,601)
   Proceeds from short-term investments                 30,982          26,946
   Purchases of property, plant and equipment           (3,867)         (2,622)
                                                      --------        --------
Net cash used in investing
   activities                                           (2,612)           (277)
                                                      --------        --------
FINANCING ACTIVITIES:
   Payments on long-term debt                             (495)           (448)
   Proceeds from sale of common stock, net                 225             210
   Proceeds from exercise of stock options                   2               6
   Purchases of Treasury Stock                            (628)           (201)
                                                      --------        --------
Net cash used in financing activities                     (896)           (433)
                                                      --------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (15,149)         (1,638)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          31,649          26,865
                                                      ========        ========
CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 16,500        $ 25,227
                                                      ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest expense                     $    160        $    111
   Cash received for interest income                     1,300           1,652
   Cash paid for income taxes                           (2,505)            139
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
   Machinery acquired under capital leases            $   --          $    487



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


       (2) ACCOUNTS RECEIVABLE:


                                    July 31,         October 31,
                                     1999               1998
                                  -----------       -----------
                   Billed         $16,383,000       $10,058,000
                   Unbilled         2,853,000         3,982,000
                                  -----------       -----------
                                   19,236,000       $14,040,000
                                  ===========       ===========

            Unbilled receivables represent final retainage amounts to be billed upon completion of the installation process.

        (3) INVENTORIES:

                                             July 31,      October 31,
                                               1999            1998
                                          -----------       -----------
                   Raw materials          $ 9,336,000       $ 8,669,000
                   Work in progress         5,653,000         4,988,000
                                          -----------       -----------
                                          $14,989,000       $13,657,000
                                          ===========       ===========


     (4) NET LOSS PER COMMON SHARE:


         Basic net loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Inclusion of shares of common stock potentially issuable upon the exercise of outstanding stock options would have been antidilutive in the calculation of diluted net loss per common share for the three and nine month periods ended July 31, 1999 and 1998, and therefore was not included in the calculation.

         The net loss and weighted average common shares outstanding for purposes of calculating net loss per common share are computed as follows:


                                       Three Months Ended                      Nine Months Ended
                                            July 31,                               July 31,
                                 -------------------------------       -------------------------------
                                     1999               1998               1999                1998
                                     ----               ----               ----                ----
Net loss used for basic
      And diluted net loss
      Per common share            $(2,293,000)       $(4,379,000)       $(7,972,000)       $(8,410,000)
                                  ===========        ===========        ===========        ===========

Weighted average common
shares outstanding used for
basic and diluted net loss
per common share                    7,852,000          7,921,000          7,859,000          7,918,000
                                  ===========        ===========        ===========        ===========

Net loss per common share,
basic and diluted                 $     (0.29)       $     (0.55)       $     (1.01)       $     (1.06)
                                  ===========        ===========        ===========        ===========


     (5)     GEOGRAPHIC INFORMATION:

         Historically, a significant portion of the Company's sales has been to Asian companies. Included in accounts receivable as of July 31, 1999 and October 31, 1998, was $10.9 and $10.0 million, respectively, owed by Asian companies, of which $4.3 and $2.9 million, respectively, was currently due.


      (6)  STOCK REPURCHASE AUTHORIZATION:

      On June 9, 1998, the Board of Directors authorized the Company to repurchase up to 750,000 shares of the Company's common stock in open market, privately negotiated or other transactions in conformity with the rules of the Securities and Exchange Commission. As of July 31, 1999, the Company had repurchased 167,100 shares of the Company's common stock.

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

      The Company has derived substantially all of its revenues from the sale of a relatively small number of its systems, which range in price from approximately $1.0 million to $2.7 million. The Company sells its systems worldwide and records a significant portion of its sales to customers outside the United States. The Company's international sales have occurred in Korea, Europe, Taiwan, Japan and Israel. The Company anticipates that international sales will continue to account for a significant portion of net sales, although the percentage of international sales is expected to fluctuate from period to period. The proportion of the Company's total net sales represented by international sales has been lower during fiscal 1999 than it had been historically.

RESULTS OF OPERATIONS

      The following table sets forth certain financial data for the periods indicated, expressed as a percentage of net sales.


                                       Three Month Period         Nine Month Period
                                             Ended                      Ended
                                            July 31,                  July 31,
                                    -------------------------  ------------------------
                                       1999         1998          1999         1998
                                    ------------ ------------  -----------  -----------

  Net sales                             100.0%       100.0%        100.0%       100.0%
  Gross profit (loss)                    37.0%       (23.1)%        32.3%        31.2%
  Research, development and
  engineering                            25.9%        61.0%         34.3%        31.0%
  Selling, general and
  administrative                         50.1%        92.4%         56.9%        48.6%
  Loss from operations                  (39.1)%     (176.5)%       (58.9)%      (48.4)%
  Loss before income taxes              (36.1)%     (165.5)%       (53.9)%      (43.5)%
  Net Loss                              (23.8)%     (115.8)%       (35.6)%      (30.5)%

      Net Sales. Net sales for the three month period ended July 31, 1999 of $9.6 million increased 154% from $3.8 million in the corresponding period in fiscal 1998. International sales represented 40.1% and 90.7% of total net sales for the three months ended July 31, 1999 and 1998, respectively. Net sales in the second quarter of fiscal 1999 were $6.7 million. The increase in net sales for the third quarter of 1999 was the result of improved business conditions in the semiconductor industry. The corresponding period of 1998 was impacted by the broad semiconductor industry downturn caused by general over-capacity in the semiconductor and FPD manufacturing industries and exacerbated by the Asian economic and currency situation.

      For the nine months ended July 31, 1999, net sales of $22.4 million decreased 18.9% from $27.6 million during the nine months ended July 31, 1998. International sales represented 36.8% and 36.9% of total net sales for the nine months ended July 31, 1999 and 1998, respectively. The decline in net sales for nine months ended July 31, 1999, is primarily the result of the commencement of the broad semiconductor industry downturn in the second fiscal quarter of 1998.

      Gross Profit (Loss). Gross profit (loss) as a percentage of net sales improved from a negative 23.1% for the three-month period ended July 31, 1998 to 37.0% for the same corresponding period in fiscal 1999. Gross profit for the third quarter of fiscal 1998 was adversely affected by a very low rate of production as a result of the low sales rate, and include the impact of costs associated with slowed inventory turnover and unabsorbed production costs. Gross profit was 36.5% in the second quarter of fiscal 1999.

      During the first nine months of fiscal 1999, gross profit increased to 32.3% from 31.0% for the corresponding nine months of fiscal 1998. This increase was the result of production efficiencies realized from the Company's new manufacturing facility which was occupied in February 1999. The Company's gross margins have varied significantly from quarter to quarter and will continue to be affected by a variety of factors. These factor include sales volumes, the mix and average selling prices of systems, sales of OEM automation equipment which yield relatively lower gross margins and the customization of systems.

      Research, Development and Engineering. Research, development and engineering expenses for the quarter ended July 31, 1999 increased by 8% to $2.5 million from $2.3 million recorded in the corresponding period during fiscal 1998. Research, development and engineering expenses were $2.7 million in the second quarter of 1999. The Company anticipates that research, development and engineering spending in the coming quarters will continue at recent levels.

      Research, development and engineering expenses for the nine months ended July 31, 1999 decreased to $7.7 million, or 34.3% of net sales, from $8.6 million, or 31.1% of net sales, for the corresponding period during fiscal 1998. During the nine month period ended July 31, 1999, work continued, but at a reduced rate, on the Company's joint development project with Semiconductor 300 (a joint venture of Infineon and Motorola) in Dresden, Germany. As part of this joint development program, Semiconductor 300 and the Company have qualified the CFM system's performance for a broad spectrum of production processes using 300mm silicon wafers. The Company continues to develop new processes for existing and new equipment and to invest in its applications laboratory, which is used for process development and demonstrations.

      Selling, General and Administrative. Selling, general and administrative expenses increased from $3.5 million or 92.4% of net sales in the quarter ended July 31, 1998 to $4.8 million or 50.1% of net sales in the quarter ended July 31, 1999. Selling, general and administrative expenses were $4.4 million for the second quarter of 1999. Selling, general and administrative expenses for the third quarter of fiscal 1999 reflect higher patent litigation costs compared to the same period in the prior year. The Company anticipates that selling, general and administrative expenses will increase in the fourth quarter of 1999 due to further increases in patent litigation costs.

      For the nine months ended July 31, 1999, selling, general and administrative expenses were $12.7 million, or 56.9% of net sales, compared to $13.4 million, or 48.6% of net sales, for the nine months ended July 31, 1998. During the nine months ended July 31, 1999, selling, general and administrative expenses decreased due to lower sales commissions offset by an increase in legal expenses related to litigation undertaken to enforce the Company's patents and the recognition of an uncollectible account and commission expenses associated with sales in Asia in fiscal 1999.

      Interest (Income) Expense, Net. Interest income, net of interest expense, was $415,000 and $283,000 in the quarters ended July 31, 1998 and 1999, respectively. Such interest income was earned by the Company from investment of funds not immediately needed to support the Company's operations.

      Interest income, net of interest expense, for the nine months ended July 31, 1998 and 1999 was $1,357,000 and $1,106,000, respectively. The net interest income recorded during these periods was the result of interest income earned by the Company from investment of funds not immediately needed to support the Company's operations. These funds were raised in the Company's initial public offering completed in June 1996 and in a follow-on public offering completed in February 1997. The Company anticipates that the investment of these funds will continue to generate interest income, net of interest expense, during the remainder of fiscal 1999.

      Income Taxes. The Company's effective tax rate was 34% for the three and nine-month periods ended April 30, 1999, compared with 30% for the corresponding periods in 1998. The income tax benefit recorded in 1999 has been recorded as a deferred income tax asset. Based on an assessment of the Company's taxable earnings history and expected future taxable income, management has determined that it is more likely than not that the net deferred tax asset will be realized in future periods. The Company may be required to provide a valuation allowance for this asset in the future if it does not generate sufficient taxable income as anticipated. Additionally, the ultimate realization of this asset could be negatively impacted by market conditions and other variables not known or anticipated at this time.


BACKLOG

      As of July 31, 1999, the Company's backlog of orders was $10.7 million, compared to $14.6 million as of July 31, 1998. Customer orders for the third quarter of fiscal 1999 were $12.7 million and $24.3 million for the first nine months of fiscal 1999. All orders recorded during the third quarter of fiscal 1999 were for semiconductor systems. Orders from Asia accounted for 62% of total orders for the third quarter, 35% were from the U.S. and the remainder were from Europe. It has been the experience of the Company that neither reported backlog at a particular date nor the pattern of receipt of orders is necessarily indicative of future orders or revenues.


LIQUIDITY AND CAPITAL RESOURCES

      At July 31, 1999, the Company had $16.5 million in cash and cash equivalents, $8.5 million in short-term investments and $49.6 million in working capital. At October 31, 1998 the Company had $31.6 million in cash and cash equivalents, $9.7 million in short-term investments and $64.3 million in working capital.

      Approximately $11.6 million was used in operating activities during the nine months ended July 31, 1999, as compared with $1.0 million used in operating activities during the nine months ended July 31, 1998. The cash used in operating activities during the nine months ended July 31, 1999 was primarily the result of the net loss of $8.0 million and an increase in accounts receivable of $5.2 million. As of September 10, 1999, $8.3 million of the accounts receivable as of July, 31, 1999 had been collected, $4.3 million of which were from Asian customers. Cash provided by operating activities was derived from the receipt of income tax payments of $2.5 million related to the carry back of net operating losses to prior periods, additional accounts payable of $2.3 million and depreciation and amortization of $1.6 million.

      For the nine months ended July 31, 1998, approximately $1.0 million was used in operating activities. The net cash used was the result of a net loss of $8.4 million, a decrease in accounts payable and accrued expenses of $8.0 million, an increase in inventories, prepaid expenses and other assets of $3.4 million offset by a decrease in accounts receivable of $17.7 million.

      The Company had accounts receivable of $10.9 and $8.3 million due from Asian companies as of July 31, 1999 and 1998, respectively. Management performs an ongoing evaluation of the status of accounts receivable balances, including the effect of the economic and currency situation in certain Asian countries, in order to determine if any additional allowances or any writeoffs are necessary. Given the economic conditions, particularly in Asia, and the status of certain of the Company's receivables, the Company may be required to record significant additional allowances in future periods.

      Acquisitions of property, plant and equipment were $3.9 million for the first nine months of fiscal 1999 and $2.6 million for the first nine months of fiscal 1998. The Company commenced the lease of its new 60,000 square foot production facility during the first quarter of 1999 and its new 80,000 square foot administrative facility during the second quarter of 1999. Fiscal 1999 acquisitions included improvements to the Company's newly leased production and administrative facilities, added engineering test equipment, and new telephone and networking equipment for these facilities.

      On June 9, 1998, the Company announced the initiation of a stock repurchase program of up to 750,000 shares of its common stock. As of July 31, 1999, the Company had repurchased 167,100 shares at a cost of $1.4 million.

      The Company has a relationship with a commercial bank which includes a mortgage on one of the Company's manufacturing facilities in the amount of $0.7 million and a $7.5 million unsecured revolving demand line of credit with an interest rate equal to the bank's prime rate. The mortgage bears interest at an annual rate of 8.9%. As of July 31, 1999, no balance was outstanding under the Company's line of credit.

      The Company also has mortgage notes payable to the Pennsylvania Industrial Development Authority in the amount of $0.5 million bearing interest at 2.0% and to the Chester County Development Council in the amount of $0.1 million bearing interest at 5.0%. In addition, the Company has outstanding capital lease obligations in the amount of $1.1 million bearing interest at rates ranging from 7% to 12% per annum.

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

      Desktop computers in use throughout the Company vary in their Year 2000 compliance for both hardware and software. While the majority of the hardware is compliant, most of the non-compliant hardware may be upgraded with software from the manufacturer available free over the Internet. The Company has a few non-compliant machines that cannot be upgraded which are not currently in use for any date comparison functions, and which it may elect to replace at a cost of approximately $10,000. The Company is implementing Year 2000 compliant desktop software and expects to have all computers using a date comparison function upgraded by October 1999 at a cost to the Company of approximately $15,000. Year 2000 compliant network server software has been obtained and installed on all of the Company's network servers.

Business relationships and third parties

      The Company has had varying success in assessing the Year 2000 readiness of companies with which it has business relationships. In each case, the Company has either contacted its vendors, customers or service providers or searched their websites for information regarding Year 2000 compliance. While the Company has received statements from many in this group, it has not yet obtained certification statements from certain critical vendors. Many of the statements received, including those from public utilities, stated intentions to become compliant during 1999. The Company is pursuing additional discussions with critical vendors to assess the potential impact, if any, on its operations. The Company has begun to prepare operational contingency plans, assuming a disruption of business operations occurs for each supplier not reporting readiness. These plans will be completed and implemented prior to year-end.

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

      Past costs are estimated to be $45,000 and future costs for internal labor are expected to be approximately $10,000. Costs to replace desktop computers are estimated to be $10,000 and software upgrades for the desktop computers are estimated to be $15,000. The new telecommunications equipment, heating and air-conditioning systems, and elevators in the Company's new facilities in Exton, Pennsylvania were acquired in connection with the result of moving to newly built facilities and not a result of Year 2000 issues. There may be additional costs incurred for unforeseen Year 2000 issues. All costs will be funded out of general operating funds and are not expected to be material.

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

      LITIGATION

     In the United States, the Company has asserted its U.S. Patent No. 4,911,761 (the "`761 patent")for Direct Displacement(TM) drying against defendants in two actions alleging infringement, inducement of infringement, and contributory infringement of the patent. The Company also is both a defendant and a counterclaim plaintiff in a third proceeding where the plaintiff seeks a declaratory judgment of non-infringement and that the `761 patent is invalid. The Company has counterclaimed, alleging infringement, inducement of infringement, and contributory infringement of both the `761 patent and U.S. Patent Nos. 4,778,532 (the "`532 patent") and 4,917,123 (the "`123 patent"). The
Company has also asserted it U.S. Patent Nos. 4,778,532 and 4,917,123 against one of the defendants involved in an action over the `761 patent.

      On July 10, 1995, the Company filed an action against STEAG Microtech, Inc. ("STEAG"), captioned CFMT, Inc. and CFM Technologies, Inc. v. STEAG Microtech, Inc., Civil Action No. 95-CV442, in the United States District Court for the District of Delaware. The Company sought damages and a permanent injunction to prevent further infringement. STEAG denied infringement and asserted, among other things, that the '761 patent is invalid and unenforceable. On December 12, 1997, following a two-week trial, the jury returned a verdict that STEAG willfully infringed the '761 patent and that the patent was not invalid. The jury awarded the Company damages of $3,105,000. The District Court subsequently upheld the jury's verdict and entered final judgment and a permanent injunction in the Company's favor. STEAG appealed the verdict and various rulings to the United States Court of Appeals for the Federal Circuit ("CAFC"). On May 13, 1999, the CAFC affirmed the judgment of the District Court in all aspects except one. With respect to infringement, the CAFC vacated the judgment and remanded the case to the District Court for reconsideration of its holding of literal infringement, instructing the court to consider whether there was substantial evidence in the record to support one aspect of the jury's infringement finding. The Company petitioned for rehearing of this CAFC decision. The CAFC denied the rehearing and remanded the case to the District Court. Steag and the Company each filed motions asking the District Court to resolve the issue in its favor. The District Court has not yet ruled on the issue.

      On September 11, 1995, the Company filed an action against YieldUP International Corp. ("YieldUP"), captioned CFMT, Inc. and CFM Technologies, Inc.
v. YieldUP International Corp., Civil Action No. 95-549-RRM, in the United States District Court for the District of Delaware. The Company sought damages and a permanent injunction to prevent further infringement. YieldUP denied infringement and asserted, among other things, that the subject patent is invalid and unenforceable. On October 14, 1997, the District Court issued a decision granting summary judgment in favor of YieldUP on the grounds that the process used in YieldUP's processing equipment does not infringe the '761 patent. The District Court subsequently granted the Company's request for reargument of the decision, and the Company and YieldUP have submitted additional briefs on the issue. The District Court has not issued a decision on the reargued summary judgment motion.

      In March 1997, Dainippon Screen Mfg. Co. Ltd. and DNS Electronics LLC (collectively, "DNS") filed an action against the Company captioned Dainippon Screen Manufacturing Co., Ltd. and DNS Electronics, LLC v. CFMT, Inc. and CFM Technologies, Inc., Civil Action No. 97-20270 JW, in the United States District Court for the Northern District of California. In this action, DNS requested the Court to declare that DNS does not infringe the '761 patent and that the patent is invalid and unenforceable. DNS sought monetary damages and injunctive relief for alleged violations of the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising. The Court dismissed this action on the grounds of lack of personal jurisdiction and absence of an indispensable party. DNS appealed this ruling, and the appellate court reversed the district court decision as to the patent causes of action on April 29, 1998. The case has been returned to the United States District Court for the Northern District of California, although the causes of action relating to the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising have been dismissed. The Company has answered the complaint brought by DNS and has counterclaimed, alleging infringement by DNS of the `532, `123, and `761 patents. Discovery is presently ongoing with a claims construction hearing set for October 22, 1999, and trial currently set to begin no earlier than May 1, 2000.

      On December 30, 1998, the Company filed an additional action against YieldUP, Civil Action No. 98-790-RRM, in the United States District Court for the District of Delaware. The Company alleges patent infringement of the `123 and `532 patents by YieldUP and seeks a permanent injunction to prevent YieldUP from using, making or selling equipment that violates these patents. In addition, the Company is seeking damages for past infringement. YieldUP recently has amended its answer to the Company's complaint, asserting counterclaims for alleged tortious interference with prospective economic advantage and defamation, and seeking compensatory and punitive damages. Discovery is presently ongoing and trial is currently set to begin May 1, 2000.

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

      STEAG has filed nullification proceedings against the Company's drying patents in Germany (DE68921757.8), UK (EP428,784), France (EP428,784),
Netherlands (23184), Ireland (66389), and Japan(2,135,270). The Company is proceeding to defend these patents. These proceedings could result in the nullification of the subject patents in some or all of the respective countries. The Company chose to abandon the UK patent (EP 428,784) because in the Company's judgement, the anticipated costs of defending the nullity action are not warranted in view of the patent's limited added value to CFM's existing patent portfolio in the UK. The Company may choose to abandon patents in other foreign countries if the anticipated costs of defending the nullity action are not warranted in view of the patent's added value to CFM's existing patent portfolio in that country. Decisions, if any, to abandon additional patents will be made on a country-by-country basis.

     In Japan, the Company filed an Invalidation Appeal of Japanese Patent No. 2634350 against Dainippon Screen Manufacturing K.K.

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


 Dated:  September 14, 1999



                                 CFM Technologies, Inc.
                                  (Registrant)


                              By: /s/ ROGER A. CAROLIN
                                  ------------------------------
                                      Roger A. Carolin
                                      Chief Executive Officer



                              By: /s/ LORIN J. RANDALL
                                  ------------------------------
                                      Lorin J. Randall
                                      Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT

27    Financial Data Schedule.