Form 10-K
period 1999-10-31
CFM TECHNOLOGIES INC
filed 2000-01-21
CIK 849323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        For Annual and Transition Report
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)

[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended October 31, 1999.

                            or

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

             For the transition period from _________ to __________

                           Commission File No. 0-27498

                             CFM Technologies, Inc.
                            -----------------------
             (Exact name of registrant as specified in its charter)

                Pennsylvania                      23-2786977
                ------------                      ----------
        (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)       Identification Number)

                  150 Oaklands Blvd., Exton, PA 19341
                  -----------------------------------
          (Address of principal executive offices) (Zip Code)

  Registrant's telephone number, including area code: (610) 280-8300
                                                      --------------

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

      The number of outstanding shares of the Registrant's Common Stock, no par value per share, on January 13, 2000 was 7,812,228.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the closing price of such stock on The Nasdaq Stock Market on January 13, 2000 of $9.75) was approximately $56,079,000. In making such calculation, Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

Documents incorporated by reference:

      Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on March 9, 2000 are incorporated herein by reference in Part III, Items 10,11,12 and 13.

                                Table of Contents

Item No.                                                                  Page
--------                                                                  ----

                                     Part I
1.    Business                                                               3
2.    Properties                                                            19
3.    Legal Proceedings                                                     19
4.    Submission of Matters to a Vote of Security Holders                   21
       Executive Officers of the Registrant                                 21

                                     Part II
5.    Markets for Registrant's Common Equity and Related Stockholder
            Matters                                                         23
6.    Selected Financial Data                                               23
7.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                           25
7a.   Quantitative and Qualitative Disclosures about Market Risk            31
8.    Financial Statements and Supplementary Data                           31
9.    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                            31

                                    Part III
10.   Directors and Executive Officers of the Registrant                    32
11.   Executive Compensation                                                32
12.   Security Ownership of Certain Beneficial Owners and
            Management                                                      32
13.   Certain Relationships and Related Transactions                        32

                                     Part IV
14.   Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                     32

      Signatures                                                           E-1

                                    PART I

ITEM 1.  BUSINESS

      CFM Technologies, Inc. and subsidiaries ("CFM" or the "Company") designs, manufactures and markets advanced wet processing equipment for sale to the worldwide semiconductor industry. The Company believes that its patented Full-Flow(TM) Technology and Direct-Displacement(TM) drying enable it to provide wet processing systems that address a variety of limitations inherent in conventional semiconductor wet processing systems, including wet benches and spray tools, resulting in significantly lower cost of ownership ("COO"). The Company's customers include: Agilent Technology, Anam Semiconductor Company, Infineon Technology, International Business Machines ("IBM"), Macronix, Microchip Semiconductor, Motorola, National Semiconductor, STMicroelectronics, Texas Instruments, Tower Semiconductor and United Microelectronics ("UMC").


INDUSTRY BACKGROUND

Market Overview

      Over the past two decades, increasing demand for integrated circuits ("ICs") has resulted primarily from the growth of the personal computer and data communication markets, as well as the emergence of new markets such as wireless communications, mobile computing and multimedia and the addition of microprocessor control to many common consumer products such as automobiles, kitchen appliances and audio/video equipment. In large part, this demand has been driven by the semiconductor industry's ability to provide increasingly complex, higher performance ICs while steadily reducing the cost per function along with lower power consumption. These improvements in the ratio of price to performance have been driven by advancements in semiconductor process technology, which have enabled the cost-effective production of high density ICs with linewidths well below 0.25 micron.

      As demand for ICs has grown, semiconductor manufacturers have increased capacity by expanding and updating existing fabrication facilities ("fabs") and constructing new fabs. This expansion has historically exhibited strong cyclical characteristics, and continues to do so. For example, in 1997 a significant overcapacity situation developed in the semiconductor device market, especially in dynamic random access memory ("DRAM") chips. This, together with the Asian financial crisis, led to a reduction in the semiconductor capital equipment demand as semiconductor manufacturers cancelled or postponed capacity expansions. This situation continued into 1998. Recent industry analyst forecasts estimate total spending for semiconductor equipment worldwide will be up approximately 17% over 1998 to $34 billion during 1999.

      The increasing complexity of ICs has resulted in an increase in both the number and cost of process tools (such as steppers, etchers, furnaces and wet processors) required to manufacture semiconductors. In a typical fab in the 1980s, the cost of equipment represented approximately 50-55% of the total facility costs.


      Today, the total cost of an advanced fab exceeds $1 billion, of which equipment costs can account for over 80%. Semiconductor manufacturers place great pressure on process equipment manufacturers to decrease the COO of their products. The principal elements of COO are yield, throughput, capital costs and direct costs. Yield is primarily determined by contamination levels and process uniformity.

      Throughput is primarily a function of the time required to complete a process cycle, the number of wafers processed in a single cycle and the handling time between process cycles. Capital costs include the cost of acquisition and installation of the process equipment. Direct costs primarily include consumables used in the manufacturing process and costs of cleanroom space occupied by the equipment. Semiconductor device manufacturers must also address environmental costs such as water usage and costs related to the control and disposal of chemical waste and atmospheric emissions associated with operating a fab. Measuring and maintaining an acceptable level of COO becomes increasingly challenging as manufacturing processes become more complex and process tolerances narrow.

Wet Processing in Semiconductor Manufacturing

      The manufacture of semiconductors requires a large number of complex process steps during which transistors are formed and layers of electrically insulating or conducting materials are created or deposited on the surface of a silicon wafer. Before and after many of these steps, it is necessary to clean, etch, strip or otherwise condition the surface of the wafer in order to remove unwanted material or surface contamination in preparation for a subsequent process step. SEMATECH, a consortium of semiconductor manufacturers, has estimated that over 400 fabrication steps are required to manufacture advanced logic ICs, and that approximately 55 of these steps are accomplished by wet processing.

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

      Particle Contamination. Certain process steps in the manufacture of submicron ICs are extremely sensitive to small amounts of particle contamination which can result in device failure. As device geometries become smaller, the reduction of particle contamination has become an increasingly critical factor in maximizing yields for these process steps. Open-bath wet benches are exposed to the cleanroom environment and therefore are susceptible to external contamination. Since particles tend to reside on the surfaces of liquids due to surface tension, the movement of wafers in and out of liquids can result in the transfer of particles to the wafer surfaces through a "skimming" effect. The tendency to add particles from air-liquid transitions is inherent in wet benches due to multiple immersions and withdrawals and in spray processing where each spray droplet striking the wafer surface can act as a separate miniature immersion and withdrawal.

      Watermark Defects and Native Oxide Growth. Both wet benches and spray tools subject the surface of wafers to repeated wetting and evaporative drying, creating watermark defects on the surface that can significantly impact device performance and interfere with certain subsequent process steps.

      Process Control Limitations. Process liquids in wet benches and spray tools are subject to evaporation and absorption of atmospheric gases. As a result, it can be difficult to achieve precise repeatability of process results. Additionally, wafers in a wet bench must be robotically transferred from bath to bath through the cleanroom atmosphere. This gap in processing during transport adds variability due to the effects of wafer exposure to the cleanroom atmosphere.

      Large Physical Size. The cost of cleanroom space is a significant component in the overall COO calculation for a specific piece of equipment. Wet benches configured for the multiple-step wet processes required by many manufacturers can be over 30 feet in length. Recently, manufacturers of wet benches have begun to develop products which use more than one processing fluid in a single bath in an effort to reduce the size of their products. These "reduced bath" or "single bath" wet bench products use more expensive cleanroom space than a Full-Flow platform and retain the other disadvantages of this conventional wet processing method.

      Environmental Impact. Due to the large volume of the open baths which comprise a wet bench and the need for multiple step wet processes to manufacture increasingly complex ICs, wet benches typically consume large quantities of water during processing. Water costs represent a significant portion of the total cost of cleaning. Additionally, in many wet bench processes, large amounts of chemicals are utilized. The open nature of the baths in a typical wet bench necessitates expensive ventilation and air filtration systems in order to remediate chemical fume emissions. As a result, municipalities and environmental authorities are increasingly concerned about water consumption and chemical fume emissions by fabs. Due to the continuing reduction of semiconductor device geometries and the escalating cost of leading edge fabs, the Company believes that semiconductor manufacturers are becoming increasingly sensitive to the foregoing limitations inherent in conventional wet processing methods.

THE CFM SOLUTION

      The Company's systems are based on its proprietary Full-Flow wet processing technology and are used to perform various cleaning, stripping and etching process steps in the manufacture of semiconductors. Full-Flow technology is offered in two product lines: OMNI and PRISM. OMNI systems are highly flexible and can be configured to accomplish all of the process steps supported by the Company. PRISM systems are optimized to accomplish a single, frequently repeated, process at the lowest possible capital and operating cost. In the Company's OMNI and PRISM wet processing systems, up to 150 wafers automatically load into an enclosed, flow-optimized vessel that has a lower fluid inlet and an upper fluid outlet. The system process chamber is fabricated to conform to the size of silicon wafers used by the customer. Once a selected process is begun, the vessel is completely filled with process fluid at all times, with fluids displacing one directly after another without exposing the wafers to air.

      The Company believes that its patented Full-Flow and Direct-Displacement drying technologies result in superior process performance and lower COO by offering the following advantages over conventional wet processing systems:

      Reduced Particle Contamination. Full-Flow processing takes place in a fully-enclosed processing vessel which isolates the wafers from the external cleanroom environment and associated contaminants. Additionally, particle contamination through particle skimming is substantially reduced. Since Full-Flow processing is capable of directly displacing one chemical or rinse step with the next without draining the vessel, it can eliminate the air-liquid interfaces (where particles tend to reside) that normally occur in wet benches and spray tools. The wafers are kept completely immersed in fluid until they are ready to be dried using the Company's patented in situ Direct-Displacement drying technology.

      Substantial Elimination of Watermark Defects and Native Oxide Growth. The formation of watermarks is substantially eliminated through the prevention of water evaporation from the wafer surface. Once the chemical treatment of the wafers is completed, drying is accomplished using CFM's patented Direct-Displacement drying technology. With this technique, the final rinse water is directly displaced with isopropyl alcohol ("IPA") vapor and substantially all water is forced off the surface of the wafer before it is exposed to an air environment. Additionally, native oxide growth is suppressed by deoxygenating the water immediately before it enters the vessel. Since the vessel itself is totally enclosed, the ultra pure water in the vessel is not able to absorb oxygen, carbon dioxide and other gases from the cleanroom environment. As a result, the gas content of the water at the surface of the wafers is controlled to a degree not possible in a wet bench or spray tool.

      Tight Process Control. Process precision and repeatability result in large part from the ability to control accurately the physical and chemical properties of the processing liquids as well as transitions between process steps.

      The Company's processes are performed in an enclosed vessel, thereby substantially reducing variability of the processing fluid such as water and chemical evaporation and absorption of atmospheric gases. Additionally, because one process liquid directly displaces the previous one, there is no exposure to the cleanroom atmosphere between process steps.

      Cleanroom Space Savings. OMNI and PRISM systems have been designed to consume a minimum amount of cleanroom space. System support modules can be located outside the cleanroom and away from the vessel module. In many fabs, this means that these support modules can be located on a separate level, further reducing the amount of footprint that is required on the main floor of the fab where floor space is most expensive. One of the Company's products, a shared-module OMNI system capable of processing 100 8-inch wafers in each of two vessels requires approximately 13 linear feet of cleanroom wall space and makes no direct usage of cleanroom floor space when flush-mounted. This is significantly less than the space requirements of a wet bench with a similar processing capacity, which the Company believes can require up to 350 square feet of total cleanroom floor space and approximately 35 linear feet of cleanroom wall space.

      Environmental Advantages. The Company believes that its OMNI and PRISM systems utilizes less than one-half of the water required by traditional wet bench systems performing similar processing steps. Additionally, most of the water in wet bench systems flows around the wafer carrier rather than across the surface of the wafers. In the Company's flow-optimized OMNI and PRISM systems, substantially no water is lost as bypass flow. These enclosed systems also reduce the amount of process chemicals consumed and the equipment and related costs of remediation of chemical fume emissions associated with traditional wet processing.


STRATEGY

      The Company's objective is to become a leading supplier of advanced wet processing equipment to the worldwide semiconductor industry. The Company intends to achieve this objective by focusing on the following key elements of its strategy.

      Increase Current Market Share. The Company seeks to continue to expand its share of the semiconductor critical cleaning and etching wet processing market through expansion of its sales and marketing and customer satisfaction efforts. Significant effort has been expended to increase the Company's responsiveness to customer needs. The Company believes that the customer community has responded positively to these efforts. The Company also intends to continually improve its existing OMNI and PRISM platforms in order to offer enhanced technical capabilities and lower COO benefits for currently served critical wet processing applications. The high-throughput version of the platform that was recently introduced for resist stripping and post-ash cleaning, the PRISM RS, has met with positive response from customers due to significant COO advantages. Following an analysis of the size of the FPD wet processing equipment market, the potential for successful market penetration and the volatility of that market, the Company will offer for sale only those FPD system configurations that have already been developed and tested and does not anticipate significant continuing sales to manufacturers of FPD's.


      Broaden Semiconductor Market Penetration. The Company intends to leverage its OMNI and PRISM products to address additional wet processing applications in the semiconductor manufacturing process where it believes its proprietary technology can provide important benefits over competing wet processing technologies. By basing new process applications on these platforms, the Company will focus primarily on the development and optimization of each application's process recipes. The Company believes this approach will reduce the time and cost associated with supporting new wet processing applications. The Company has undertaken a joint development project with a major customer to qualify an OMNI system to perform aqueous cleaning during copper interconnect formation, which is a new process application for the Company's systems.

      Focus on Customer Satisfaction. The Company believes that its commitment to customer satisfaction has been a critical factor in its success to date. To ensure a high level of customer satisfaction, the Company provides comprehensive customer service and support, thorough customer training and ongoing process consultation. The Company has already developed a comprehensive customer service and support organization, and has invested in this area by locating direct sales and service staff in Europe in 1996 and in East Asia in 1997. The Company also intends to continue to increase the utilization of its applications laboratory to design and test new processes and equipment features. Finally, the Company has provided an OMNI system completely dedicated to training the Company's customers and employees at its West Chester training facility. In 1999, the Company was chosen as one of the 10 best customer rated companies in the VLSI Research Incorporated Customer Satisfaction Companies report for wafer processing equipment suppliers with sales of less than $300 million.

      Continue Commitment to Worldwide Markets. The Company believes that its long-term success is substantially dependent on its ability to compete on a worldwide basis. As such, the Company intends to continue to focus on expanding its sales activities in the primary worldwide market for semiconductor capital equipment. To date, the Company has achieved considerable success in selling to customers outside the United States, with international sales accounting for over 60% of total sales in 1996 and 1997, 46% of total sales in 1998, and 33% of total sales in 1999.


PRODUCTS

      The Company's systems are based on its proprietary wet processing technology and are used to perform various cleaning and etching process steps in the manufacture of semiconductors.

      The Full-Flow Platform. The Company's proprietary Direct-Displacement drying technology is embodied in its OMNI and PRISM products, which principally consist of a fully-enclosed processing vessel incorporating megasonic technology and associated systems software, hardware and control electronics. Megasonic technology utilizes high frequency sonic energy to enhance particle removal from the surface of semiconductor wafers during wet processing, enabling a quicker process cycle and a significant reduction in the quantity of process chemicals used. The Company believes that its OMNI and PRISM products offer significant improvements in process performance and a lower COO relative to competing technologies. Conventional wet bench processes used for many wet processing applications rely on a succession of open chemical baths and extensive robotic automation to move semiconductor wafers from one chemical bath to the next, which exposes them to contamination.

      In the Company's OMNI and PRISM systems, wafers are loaded automatically into a enclosed flow-optimized processing vessel. They are isolated from cleanroom air and accompanying contaminants as a succession of process fluids are introduced into the processing vessel one directly after another, flowing over the wafers to complete the desired process application. Once processing is completed, wafers are dried in situ using the Company's patented Direct-Displacement drying process. With this technique, the final rinse water is directly displaced with IPA vapor and substantially all water is removed from the surface of the wafers before they are exposed to the environment.

      This process substantially eliminates evaporative drying defects such as watermarks, inhibits native oxide growth and significantly reduces particle contamination. In competing technologies, wafers are exposed to intermediate evaporative drying within the cleanroom atmosphere prior to the completion of the final drying process. The optimized flow characteristics of the OMNI and PRISM processing vessels and their advanced process control and monitoring capabilities provide process uniformity and repeatability. Also, the Company's systems can be flush-mounted in the cleanroom wall, with the majority of the floor space needed by the system components located outside the cleanroom environment. Due to this flush-mounting and the OMNI system's comparatively smaller size, it requires significantly less cleanroom floor space than competing wet bench systems. The Company's OMNI system is based on a modular design and can be configured to accomplish a broad range of wet processing applications using a variety of process and support modules. By basing new process applications on its proprietary OMNI platform, the Company can focus primarily on the development and optimization of each application's process recipes.

      The Company believes this approach significantly reduces the time and cost associated with developing new products to address additional market opportunities.

      The following tables list the Company's product offerings:

                       CFM OMNI PLATFORM CONFIGURATIONS

    CONFIGURATION           CAPACITY             LIST PRICE RANGE
    -------------           --------             ----------------

    Single Vessel           50-150 wafer         $1.2 - $1.9 million

    Shared Module           50-150 wafer         $1.8 - $3.0 million


Semiconductor Manufacturing Applications

      The Company first introduced its wet processing systems for use in semiconductor manufacturing research and development facilities in 1988, and shipped its first system for use in semiconductor production in 1990. To date, the Company has sold over 220 vessels to more than 30 manufacturers. OMNI systems can currently be configured with either one or two vessels, each of which can be designed to accommodate 150mm, 200mm or 300mm wafers.

      The following table identifies the typical wet processing steps in semiconductor manufacturing and indicates those which the Company's OMNI systems currently perform (in bold).


   CRITICAL CLEANING          CRITICAL ETCHING      PHOTORESIST STRIP
   APPLICATIONS               APPLICATIONS          APPLICATIONS
--------------------------------------------------------------------------------

INITIAL WAFER CLEAN           SILICON OXIDE ETCH    CONCENTRATED ACID CHEMISTRY
PRE-DIFFUSION CLEAN           POLYSILICON ETCH        RESIST
PRE-OXIDATION CLEAN           Silicon nitride etch     STRIP/POST-ASH
PRE-THIN FILMS DEPOSITION     SILICIDE ETCH            CLEAN(FRONT-END)
  CLEAN                                             Solvent chemistry resist
                                                     strip/post-ash clean(back end)


      For classification purposes, the process to fabricate a semiconductor device (without testing or packaging) is divided into two major phases referred to as "front-end" and "back-end." Front-end steps are those that are performed to fabricate individual components on an IC, such as transistors. Back-end steps are those that involve the creation of metal patterns in order to connect these individual components and create an IC. For a high-performance logic IC, approximately 60% of the wet processing steps are front-end and the balance are back-end.

      Critical Cleaning Applications. Critical cleans are those wet processing steps that are performed in the front-end to remove surface contamination prior to performing highly sensitive fabrication steps such as gate oxidation or diffusion. The Company believes that approximately 40% of the wet processing operations in the front-end fall into this category. To date, most of the Company's wet processing systems have been purchased by semiconductor manufacturers for use in these applications.

      Critical Etching Applications. Wet processing is also commonly used in the front-end to etch the surface of the wafer to remove silicon dioxide or other surface material. It is generally important to tightly control the amount of material removed and the uniformity of the etch. The Company believes that approximately 20% of the wet processing steps in the front-end involve etching. These etching steps are often performed as part of a wet clean rather than as stand-alone operations, and as such, most of the wet critical cleaning sold by the Company to date are also performing critical etching applications.

      Photoresist Strip Applications. Photoresist stripping operations involve the removal of either ashed photoresist residue or un-ashed photoresist from the surface of wafers after a patterning step has been completed. Resist stripping is performed in both the front-end and the back-end, and the Company believes that this process represents approximately 40% of all wet processing operations. Front-end cleans and resist strips are generally performed with aqueous chemistries. However, back-end cleans and resist strips presently must be accomplished with different chemistries that often utilize solvents, as front-end water-based chemistries are incompatible with aluminum, which is often present on wafers in the back-end.

      Future Applications. Approximately 40% of semiconductor wet processing operations are performed in the back-end and are comprised primarily of solvent-based cleans and solvent-based resist strips. The Company believes that its OMNI systems offer a range of attractive benefits for many of these applications, especially as process requirements become more demanding and regulatory restrictions on the release of chemical fumes become more stringent. Furthermore, the Company believes that its proprietary Direct-Displacement drying method is well suited for drying wafers with complex topographies that often exist in the back-end.


CUSTOMERS

      The Company sells its systems to leading semiconductor manufacturers located in the United States, Europe and East Asia. Sales to IBM and Macronix accounted for approximately 25.1% and 14.3%, respectively, of net sales in fiscal 1999. Sales to Agilent Technology, Anam Semiconductor Company, IBM, Infineon and National Semiconductor accounted for approximately 10.3%, 14.8%, 19.6%, 13.3% and 10.4%, respectively, of net sales in fiscal 1998.

      While the Company actively pursues new customers, there can be no assurance that the Company will be successful in its efforts, and any significant weakening in customer demand would have a material adverse effect on the Company.


SALES AND MARKETING

      The Company sells its systems through a combination of a direct sales force and East Asian sales agents. The Company's field service personnel support its sales force. In addition to the direct sales force at the Company's headquarters in Exton, Pennsylvania, the Company has direct sales personnel located in Georgia, Texas and California. The Company employs a direct salesperson in France and also supports the European market through its North American direct sales force. The Company covers the Asian market with a director of sales and marketing and a direct salesperson based in Singapore. The Company signed agreements with PKL Ltd. which markets in Korea, Innotech Corporation ("Innotech") the Company's agent in Japan in 1992, Ampoc Far East Company Limited ("AMPOC") a sales agent in Taiwan in 1996, Silicon International Ltd ("Silicon International") the Company's sales distributor in the Peoples Republic of China in 1997, and Aneric Enterprise Pte Ltd. ("Aneric") the Company's sales agent in other areas of southeast Asia in 1997. See Part III,
Item 13 - "Certain Relationships and Related Transactions".


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

     The Company's customer satisfaction organization is headquartered in Exton, Pennsylvania, with additional employees and consultants located in Arizona, Colorado, Texas, Vermont, France, Germany, Taiwan and the United Kingdom. PKL Ltd. and Innotech provide service to customers located in Korea and Japan, respectively.

      Generally, the Company's support personnel have prior technical backgrounds in the mechanical, electronic or chemical processing industries and prior experience or training in semiconductor manufacturing processes. Field support personnel also perform warranty and after-warranty service and sales support. The Company's products are typically sold with a 12 month warranty covering all parts and labor, which commences upon completion of installation and final acceptance.


BACKLOG

      The Company manages its production forecast using both backlog and projected system orders. The Company includes in backlog only customer purchase orders which have been accepted by the Company and for which shipment dates have been assigned within the following 12 months. Orders are generally subject to delay without penalty, but may contain cancellation penalties. As of October 31, 1999, the Company's backlog was approximately $10.6 million. As of October 31, 1998, the Company's backlog was approximately $8.8 million. It has been the experience of the Company that neither the backlog nor the pattern of receipt of orders is necessarily indicative of future orders or revenues.


RESEARCH, DEVELOPMENT AND ENGINEERING

      CFM utilizes its applications and component testing laboratories in West Chester, Pennsylvania to test new equipment and processes, design new features and train customer and Company personnel. By basing new applications on its proprietary OMNI platform, the Company can reduce substantially the time and cost required to develop new process applications by focusing primarily on the optimization of each application's process recipe. The Company is currently focusing its research, development and engineering efforts on equipment to support additional wet process applications, to extend the productivity of the current platform and to improve system reliability. In April 1998, the Company shipped its first 300mm system. In November 1999 the Company received a follow-on 300mm order based upon the success of the initial system. See "Forward Looking Statements and Risk Factors -- Dependence Upon Product Development".

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

      The Company's research, development and engineering expenses for the 1999, 1998 and 1997 fiscal years were $10.0 million, $11.5 million and $9.3 million, respectively, representing 31.8%, 34.6% and 12.3% of net sales, respectively. Research, development and engineering expenses were net of reimbursements of $0, $0 and $890,000, respectively, for the 1999, 1998 and 1997 fiscal years.


COMPETITION

      The Company faces substantial competition in its markets from both established competitors and potential new entrants. The Company believes that the primary competitive factors in the markets in which it competes are customer satisfaction, yield, throughput, capital and direct costs, system performance, size of installed base and breadth of product line. The Company believes that it competes favorably with respect to each of these factors. The Company also faces the challenge posed by the commitment of most semiconductor manufacturers to entrenched, competing technologies.

       Most of the Company's competitors have been in business longer than the Company, offer traditional wet processing technology, and have broader product lines, more experience with high volume manufacturing, broader name recognition, substantially larger installed bases and significantly greater financial, technical and marketing resources than the Company. In the semiconductor wet processing market, the Company competes primarily with Dainippon Screen, FSI International, SCP Global Technologies, STEAG Electronic Systems Inc., S.E.S.C., Ltd, Akrion, Semitool, Tokyo Electron Limited and Verteq. There can be no assurance that these competitors will not also develop enhancements to or future generations of competitive products that will offer price or performance features that are superior to the Company's systems or that the Company's products will gain market acceptance.

      The Company believes that in order to remain competitive, it must invest significant financial resources in developing new product features and enhancements, defending its intellectual property and in maintaining customer satisfaction worldwide. In marketing its products, the Company will face competition from suppliers employing new technologies in order to extend the capabilities of competitive products beyond their current limits or increase their productivity. Once a manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment and frequently will attempt to consolidate related capital equipment requirements with the same vendor, to the degree that such consolidation is possible. In addition, increased competitive pressure could lead to intensified price-based competition, resulting in lower prices and margins, which would materially adversely affect the Company's business and results of operations.


MANUFACTURING

      The Company's primary manufacturing operations are based in Exton, Pennsylvania, and consist of procurement, assembly and test engineering. The Company also has operations in a Company owned facility in West Chester, Pennsylvania, where it manufactures certain subassemblies. The Company leases a 60,000 square foot production facility in Exton, Pennsylvania. The facility more than doubled the previous production capacity and was substantially completed as of October 31, 1998. Occupancy of this new production facility took place in February 1999.

      The Company's OMNI and PRISM systems are based upon a common set of modules, enabling the Company to reduce manufacturing costs by using a large number of common subassemblies and components. Many of the major subassemblies are purchased complete from outside sources. The Company focuses its manufacturing efforts on carefully documented assembly and integration activities which the Company has determined to be critical to the successful operation of its products.

      In 1994, as a result of adoption of SEMATECH measurement and improvement methodologies, the Company began a concerted effort to meet the requirements of ISO 9001, the international standard for quality systems. In February 1997, the Company received ISO 9001 certification, which it continues to maintain.

      Certain of the Company's components and subassemblies are obtained from sole suppliers or limited groups of suppliers, which are often small, independent companies. Moreover, the Company believes that certain of these components and subassemblies can only be obtained from its current suppliers. The Company generally acquires such components on a purchase order basis and has supply contracts of up to one year in duration. The Company's reliance on outside vendors generally, and on sole suppliers in particular, involves several risks which are discussed in "Forward Looking Statements and Risk Factors - Sole or Limited Sources of Supply." However, historically the Company has not experienced any significant delays in manufacturing due to an inability to obtain components, and the Company is not currently aware of any specific problems regarding the availability of components which might significantly delay the manufacturing of its systems in the future.

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


INTELLECTUAL PROPERTY

      The Company relies on a combination of patent, copyright, trademark, trade secret laws, nondisclosure agreements, and other forms of intellectual property protection to protect its proprietary technology. The Company currently holds thirteen patents in the United States, eight patents in Japan, three patents in Korea, one patent in Singapore, and thirteen patents in various European countries. The Company also has multiple patent applications pending in the United States and various foreign jurisdictions.

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

      The Company is involved in several lawsuits concerning intellectual property. See Item 3 "Legal Proceedings".


EMPLOYEES

      As of October 31, 1999, the Company had 258 employees, of which 221 were full-time and the balance part-time employees. There were 76 employees in manufacturing operations, 56 in research, development and engineering, 22 in sales and marketing, 78 in customer satisfaction and field support and 26 in general administrative and finance positions. Of the 258 total full-time employees, 10 were located in Asia and 16 were located in Europe.

      While the Company has generally been able to find qualified candidates to fill new positions, personnel shortages occasioned by the strong economy and low unemployment continue to make it more difficult to recruit qualified candidates for certain positions in design, field support, testing and process engineering. Once replacement personnel are recruited, the Company then faces the task of training and integrating these new employees. There can be no assurance that the Company will be successful in retaining, recruiting, training and integrating the necessary key personnel following the end of the downturn in the semiconductor equipment sector, and any failure to expand these areas in an efficient manner could have a material effect on the Company's results of operations. See "Forward Looking Statements and Risk Factors - Management of Growth".

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

      Factors which could cause actual results to differ from expectations include variations in the level of orders which can be affected by general economic conditions and growth rates in the semiconductor manufacturing industry and in the markets served by the Company's customers, the international economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by the Company or its competitors, ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs or failure to realize a successful outcome in pending patent litigation, all of which constitute significant risks. For a description of additional risks, see below. There can be no assurance that the Company's results of operations will not be adversely affected by one or more of these factors.

Fluctuations in Operating Results.

      The Company incurred a net loss of approximately $10.5 million in fiscal 1999 and $11.8 million in fiscal 1998 due primarily to a decline in sales. The Company has derived substantially all of its net sales from the sale of a limited number of wet processing systems which typically have list prices, before custom configurations, ranging from $1.2 million to $3.0 million per system. Systems with custom configurations can be priced in excess of $4.1 million per system. At the Company's current revenue level, each sale or failure to make a sale can have a material effect on the Company. A cancellation, rescheduling or delay in a shipment near the end of a particular quarter may cause net sales in that quarter to fall significantly below the Company's expectations and thus may materially adversely affect the Company's operating results for such quarter.

      Other factors which may lead to fluctuations in the Company's quarterly and annual operating results include: market acceptance of the Company's systems and its customers' products; the number of systems being manufactured during any particular period; the geographic mix of sales; the mix of sales by distribution channel; the timing of announcement and introduction of new systems by the Company and its competitors; a downturn in the market for personal computers or other products incorporating semiconductors; variations in the types of systems sold; product discounts and changes in pricing; delays in deliveries from suppliers; delays in orders due to customers' financial difficulties; and volatility in the semiconductor industry and the markets served by the Company's customers. Also, customers may face competing capital budget considerations, thus making the timing of customer orders uneven and difficult to predict. Many of the factors listed above are beyond the control of the Company.

      In addition, continued investments in research, development and engineering and the development of worldwide sales, marketing and customer satisfaction organization will result in significantly higher fixed costs. There can be no assurance that the Company will be able to achieve a rate of growth or level of sales in any future period commensurate with its level of expenses. The impact of these and other factors on the Company's operating results in any future period cannot be forecast with any degree of certainty. Due to the foregoing factors, the Company has experienced and it is likely that in some future quarter or quarters the Company will continue to experience operating results which may be below the expectations of analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See Item 7 and "Business-Industry Background".

Acceptance by Customers of New Technology.

      The Company's products all rely upon proprietary technology to accomplish wet chemical processing during semiconductor manufacturing, which technology is significantly different from the technological approaches in current usage for these processes. Most of the Company's competitors make use of established technology with competitive product variations. The semiconductor industry is especially resistant to the introduction of changes in process or approach in a manufacturing cycle which is quite long (up to twelve weeks), consists of many separate process events (up to 400 or more) and suffers from limited control measurement points during the overall fabrication process. Accordingly, managers of semiconductor fabs have exhibited a strong resistance to changing equipment and have been reluctant to embrace new technology, including the Company's wet processing systems. Because a substantial investment is required by semiconductor manufacturers to install and integrate capital equipment into a semiconductor production line, these manufacturers will tend to choose semiconductor equipment suppliers based on past relationships, product compatibility and proven operating performance. Once a manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for a specific production line application and frequently will attempt to consolidate related capital equipment purchases with the same vendor, to the degree that such consolidation is possible. Many semiconductor manufacturers continue to extract marginal improvements from existing wet processing technology in order to address issues such as increases in feature density, reductions in line width and planned increases in wafer size. There can be no assurance that the Company's products will achieve broad market acceptance. See "Business-Industry Background" and "Business-Products".

Customer Concentration.

      Historically, relatively few customers have accounted for a substantial portion of the Company's net sales. The Company expects a significant portion of its future sales to remain concentrated within a limited number of customers. The Company's arrangements with its customers are generally on a purchase order basis and not pursuant to long-term contracts. There can be no assurance that the Company will be able to retain its major customers or that such customers will not cancel or reschedule orders or that canceled orders will be replaced by other sales. A cancellation, reduction or delay in orders from any of the Company's significant customers, including cancellations, reductions or delays due to market, economic or competitive conditions in the semiconductor industry, or the loss of any such customers, could have a material adverse effect upon the Company's results of operations. See "Business-Customers".

Sole or Limited Sources of Supply.

      The Company relies to a substantial extent on outside vendors to manufacture and supply many of the components and subassemblies used in the Company's systems. As discussed under "Business-Manufacturing", certain components and subassemblies are obtained from a sole supplier or a limited group of suppliers, many of which are small, independent companies. Moreover, the Company believes that certain of these components and subassemblies can only be obtained from its current suppliers. The Company's reliance on outside vendors generally and a sole or a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, timely delivery and quality of components. The Company has experienced and continues to experience some reliability and quality problems with certain key components and subassemblies provided by single source suppliers. Because the manufacture of certain of these components and subassemblies is a complex process and requires long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur. The process of obtaining and qualifying replacement suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis. Any inability to obtain adequate or timely deliveries of components and subassemblies which conform to the Company's reliability and quality requirements or any other circumstance that would require the Company to seek alternate sources of supply or, if possible, to manufacture such components internally could delay the Company's ability to ship its systems and could have a material adverse effect on the Company. See "Business-Manufacturing".

Dependence on Limited Product Offerings.

      To date, the Company's net sales have consisted primarily of sales to the semiconductor industry, although the Company has developed and sold a version of its wet processing system for use in Flat Panel Display ("FPD")manufacturing. The Company will continue to offer for sale only those FPD system configurations that have already been developed and tested.

      The ability of the Company to diversify its operations through the introduction and sale of system enhancements with new applications is dependent upon the success of the Company's continuing research, development and engineering activities, as well as its marketing efforts. The Company's continued sales growth will depend upon achieving market acceptance of its OMNI and PRISM systems and future products. There can be no assurance that the Company will be able to develop, introduce or market new systems or system enhancements in a timely or cost-effective manner or that any such systems or enhancements will achieve market acceptance. See "Business-Products".

Dependence on Product Development.

      The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. In order to remain competitive in the future, the Company will need to develop and commercialize additional cleaning and etching processes based on its Full-Flow technology. Further, the Company will need to develop new products which are capable of supporting customers' increasingly complex process requirements and which compete effectively on the basis of overall COO, including process performance and capital productivity.

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

      Because of the complexity of the Company's systems, significant delays can occur between the introduction of systems or system enhancements and the commencement of commercial shipments. The Company has from time to time experienced delays in the introduction of, and certain technical and manufacturing difficulties with, certain of its systems and enhancements, and may experience such delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. The Company's inability to overcome such difficulties, to meet the technical specifications of any new systems or enhancements, or to manufacture and ship these systems or enhancements in volume and in a timely manner, would materially adversely affect the Company's business and results of operations, as well as its customer relationships. In addition, the Company from time to time incurs unanticipated costs to ensure the functionality and reliability of its products early in their life cycles, which costs can be substantial. If new products or enhancements experience reliability or quality problems, the Company could encounter a number of difficulties, including reduced orders, higher manufacturing costs, delays in collection of accounts receivable and additional service and warranty expenses, all of which could materially adversely affect the Company's business and results of operations. See "Business-Products" and "Business-Research, Development and Engineering".

Management of Growth.

      The Company has previously undergone periods of rapid growth. It is possible that a recovery in the semiconductor capital equipment sector could be marked with another period of rapid growth. To accommodate this growth, the Company would face the task of identifying, recruiting, training and integrating new employees quickly enough to keep pace with such rapid growth, should it occur. Many of the positions which are critical to supporting such growth require experience with semiconductor capital equipment and recruitment of such experienced personnel can be quite difficult. Another period of rapid growth may also strain the Company's management, manufacturing, financial and other resources. Any failure to expand these areas in an efficient manner in response to such growth, should it occur, could have a material adverse effect on the Company. See "Business-Employees".

Dependence upon Personnel.

           The success of the Company depends to a large extent upon the efforts of key managerial and technical employees. The loss of services of any of these persons could have a material adverse effect on the Company. The Company has not entered into written employment agreements with any of its executive officers other than its Chief Financial Officer and Vice President - Engineering, nor does the Company maintain key man life insurance on any of its personnel. In addition, the success of the Company will also depend upon its ability to attract and retain qualified employees, particularly highly skilled design and process engineers involved in the manufacture of existing systems, the development of new applications and systems and the installation, training and maintenance related to those systems already installed at customer sites. There can be no assurance that the Company will be successful in retaining or recruiting, training and integrating the necessary personnel to support such growth, which could have a material adverse effect on the Company's results of operations. See "Business-Employees" and "Executive Officers of the Registrant".

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

      There can be no assurance that any of these expenditures or efforts on the part of the Company will result in sales. See "Business-Products" and "Business-Competition".

Volatility of the Semiconductor Industry.

     The Company's business depends, in significant part, upon capital expenditures by manufacturers of semiconductor devices, which in turn depend upon the current and anticipated market demand for such devices and the products utilizing such devices. The semiconductor industry has been highly volatile and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including wet processing systems. The industry recently had an over-capacity situation which began during the period between 1995 and 1997 when a significant number of new or expanded fabs were brought into production, creating a significant over capacity and declining prices for devices, especially DRAM.

      These events caused certain semiconductor manufacturers to postpone or cancel equipment deliveries to previously planned expansions or new fab construction projects which, in turn, resulted, according to an industry analyst, in a 29% decline in the worldwide sales of semiconductor capital equipment in 1998.

      Current estimates project a 17% worldwide sales growth in the semiconductor capital equipment market for 1999. Historically, a significant portion of the Company's sales have been to Asian companies. The significant over capacity in the semiconductor industry and the recent economic crisis in Asia has had a material adverse effect on the Company's operating results in fiscal 1998 and 1999. The Company has experienced cancellation of orders, and, there can be no assurance that further order cancellations or reductions in order growth or the level of overall orders for semiconductor capital equipment will not have a further material adverse effect upon the Company's business or results of operations. The need for continued investment in research, development and engineering, marketing and customer satisfaction activities may limit the Company's ability to reduce expenses in response to continued or future downturns in the semiconductor industry. The Company's net sales and results of operations could be materially adversely affected if other downturns or slowdowns in the semiconductor markets occur in the future.

International Sales.

     Sales to customers located outside the United States accounted for approximately 33% of the Company's net sales in fiscal 1999, 46% in fiscal 1998 and 65% in fiscal year 1997. The Company anticipates that such international sales are subject to numerous risks, including United States and international regulatory requirements and policy changes, political and economic instability, increased installation costs, difficulties in accounts receivable collection, exchange rates, tariffs and other barriers, extended payment terms, difficulty in staffing and managing international operations, dependence on and difficulties in managing international distributors or representatives and potentially adverse tax consequences.

     Furthermore, although the Company endeavors to meet technical standards established by foreign regulatory bodies, there can be no assurance that the Company will be able to comply with such standards in the future. In addition, the laws of certain other countries may not protect the Company's intellectual property to the same extent as the laws of the United States.

     Although management believes that it maintains good relationships with PKL, Innotech, AMPOC, Silicon International and Aneric, there can be no assurance that these relationships will continue. In the event of a termination of any of the Company's representation, agency or distribution arrangements, the Company's international sales could be adversely affected. Although the Company's sales are curently denominated in United States dollars, to the extent that the Company expands its international operations or changes its pricing practices to denominate prices in international currencies, the Company will be exposed to increased risks of currency fluctuation. Additionally, a strengthening in the value of the United States dollar in relation to international currencies may adversely affect the Company's future sales to international customers. There can be no assurance that any of these factors will not have a material adverse effect on the Company. See "Business-Sales and Marketing" and Part II, Item-7 "Management's Discussion and Analysis of Financial Condition and Results of Operations Overview".


Highly Competitive Industry.

     As discussed more fully under "Business-Competition", the Company faces substantial competition in its market segments from both established competitors and potential new entrants. In marketing its products, the Company will face competition from suppliers employing new technologies in order to extend the capabilities of competitive products beyond their current limits or increase their productivity.

      In addition, increased competitive pressure could lead to intensified price-based competition, resulting in lower prices and margins, which would materially adversely affect the Company's business and results of operations.

Intellectual Property Rights

      The Company relies on a combination of patent, copyright, trademark, and trade secret laws, nondisclosure agreements, and other forms of intellectual property protection to protect its proprietary technology. Currently the Company is involved in several lawsuits concerning intellectual property. See "Business
- Intellectual Property", and Item 3 "Legal Proceedings". In all of these cases, there can be no assurance that any claim of the subject patents will be finally adjudged to encompass use of the competitors' product or that the subject patent will not be found to be unenforceable or invalid during prosecution of the actions. A finding of invalidity or unenforceability could result in the Company's competitors developing products using the Company's proprietary technology, which in turn could have a material adverse effect on the Company. The Company believes that these proceedings, even if completely successful, will be costly to the Company in terms of both financial and management resources.

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

Environmental Regulation.

      The Company is subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its research, development and engineering activities. See "Business-Manufacturing".

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

Year 2000 Issues

      There can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in technology used in its products or internal systems, which are comprised predominantly of third-party software and hardware, or by the inability of third-parties to adequately disclose and correct their Year 2000 issues. While the Company presently believes that the ultimate outcome of its efforts to be Year 2000 ready will not have a material effect on the Company's financial position, liquidity or operations, there can be no assurances that unanticipated increased costs will not have a material effect on the results of operations.


ITEM 2. PROPERTIES

      In the first quarter of fiscal 1999, the Company conducted its manufacturing in a 26,000 square foot facility which it owns in West Chester, Pennsylvania. Occupancy of a new 60,000 square foot production facility located in Exton, Pennsylvania occurred in February of 1999. Once the new facility became fully operational, the Company converted its West Chester, Pennsylvania facility to a multi-use facility that houses the Company's applications laboratory, a training facility and manufacturing operations for production of certain subassemblies. The applications laboratory is used for research and development and as a marketing tool for prospective customers and to test new processes using the Company's patented technology.

      The Company also leased a 32,000 square foot prototype laboratory and storage facility through June 1999.

      In January 1996, the Company commenced occupancy of a 38,400 square foot leased office building located in West Chester, to serve as the location for its engineering, sales and marketing, customer satisfaction and administration activities, prior to completion of its new facilities in Exton, Pennsylvannia. The lease expires in November 2000. The Company has tenants that sublease approximately 30% of this building until November 2000.

      In April 1997, the Company leased an 8,023 square foot facility in the same industrial park as its manufacturing facility for its customer satisfaction staff. The lease on this facility expired in March 1999 at which time the Company vacated the facility.

      In April 1999, the Company occupied an 80,000 square foot office facility in Exton, Pennsylvania, adjacent to its new 60,000 square foot production facility. The Company moved its engineering, sales and marketing, customer satisfaction and administrative functions to this new facility. The Company is actively seeking a tenant for approximately 20,000 square feet of this facility. See Note 16 of the Notes to Consolidated Financial Statements. The Company believes that suitable additional space, if ultimately needed, will be available on terms acceptable to the Company.


ITEM 3. LEGAL PROCEEDINGS

     The Company has asserted claims of its U.S. Patent No. 4,911,761 (the "`761 patent") against defendants in two actions, CFMT, INC. AND CFM TECHNOLOGIES, INC. V. STEAG MICROTECH, INC., Civil Action No. 95-CV442 and CFMT, INC. AND CFM TECHNOLOGIES, INC. V. YIELDUP INTERNATIONAL CORP., Civil Action No. 95-549-RRM, alleging infringement, inducement of infringement, and contributory infringement of the patent. The Company asserted claims of U.S. Patent Nos. 4,778,532 (the "`532 patent") and 4,917,123 (the "`123 patent") against the second defendant in a subsequent action, CFMT, Inc and CFM Technologies. v. YieldUP International Corp., Civil Action No. 98-790-RRM. In addition, the Company is also both a defendant and a counterclaim plaintiff in a fourth litigation, DAINIPPON SCREEN MANUFACTURING CO., LTD. AND DNS ELECTRONICS, LLC V. CFMT, INC. AND CFM TECHNOLOGIES, INC., Civil Action No. 97-20270 JW, where the plaintiff seeks a declaratory judgment of non-infringement and that the `761 patent is invalid and the Company HAs counterclaimed alleging infringement, inducement of infringement, and contributory infringement of both the `761 patent and U.S. Patent Nos. 4,778,532 (the "`532 patent") and 4,917,123 (the "`123 patent").

      On July 10, 1995, the Company filed an action against STEAG Microtech, Inc. ("STEAG") in the United States District Court for the District of Delaware. The Company sought damages and a permanent injunction to prevent further infringement. STEAG Microtech Inc. denied infringement and has asserted, among other things, that the `761 patent is invalid ANd unenforceable. On December
12, 1997, following a two-week trial, the jury returned a verdict that STEAG Microtech Inc. willfully infringed the `761 patent and that the patent was not invalid. The jury awarded the Company damages of $3,105,000. The District Court subsequently upheld the jury's verdict and entered final judgment and a permanent injunction in the Company's favor. STEAG, appealed the verdict and various rulings by the District Court to the Court of Appeals for the Federal Circuit ("CAFC"). On May 13, 1999, the CAFC affirmed the judgment of the District Court in all respects except one. With respect to infringement, the CAFC vacated the judgment and remanded the case to the District Court for reconsideration of its holding of literal infringement. On November 8, 1999 the District Court issued an opinion that upheld the finding of literal infringement and reinstated the judgement and injunction in favor of CFM. STEAG has appealed this November 8, 1999 decision.

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

      On December 30, 1998, the Company filed an additional lawsuit in Federal Court in Wilmington, Delaware charging patent infringement of the `123 and `532 patents against YieldUP. The Company is seeking a permanent injunction preventing YieldUP from using, making or selling equipment that violates these patents and requests damages for past infringement. YieldUP amended its answer to the Company's Complaint, asserting counter claims for alleged tortious interference with prospective economic advantage and defamation, and seeking compensatory and punitive damages. Fact discovery in this lawsuit closed on December 10, 1999. Trial is currently scheduled for May 1, 2000.

      In March, 1997, a third competitor, Dainippon Screen Mfg. Co. Ltd. and DNS Electronics LLC (collectively "DNS"), filed a suit against the Company in the United States District Court for the Northern District of California. In this action, DNS requested the Court to declare that DNS does not infringe the `761 patent and that the patent is invalid and unenforceable. DNS souGHt monetary damages and injunctive relief for alleged violations of the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising. The Court dismissed this action on the grounds of lack of personal jurisdiction and absence of an indispensable party. DNS appealed this ruling and the appellate court reversed the district court decision on April 29, 1998. The causes of action relating to the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising have been dismissed. The remainder of the case has been returned to the district court. The Company has answered DNS's Complaint and has counterclaimed, alleging infringement by DNS of the `532, `123, and `761 patents. Discovery is presently ongoing. A claims construction hearing was held on November 12, 1999 and an initial claims construction Order issued on December 9, 1999. Trial currently set to begin in late September 2000.

      Furthermore, STEAG Microtech Inc. has filed nullification proceedings against the Company's drying patents in Germany (DE68921757.8), UK (EP428,784), France (EP428,784), Netherlands (23184), Ireland (66389) and Japan (2,135,270).
CFM chose to abandon the UK patent (UK EP428,784) because in its judgment, the anticipated costs of defending the nullity action were not warranted in view of the patent's limited added value to CFM's existing patent portfolio in the UK. The Company is proceeding to defend the remaining patents, but may chose to abandon one or more based on a cost benefit analysis. These proceedings could result in the nullification of any or all of the subject patents in the respective countries.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.



EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information concerning the Company's executive officers and key employees:

            NAME          AGE              POSITION
            ----          ---              --------

Steven T. Bay             43    Vice President-Marketing and Technical
Joseph E. Berger          41    Vice President-Worldwide Sales
Roger A. Carolin          44    President, Chief Executive Officer and Director
Jonathan A. Chlan         48    Director of Manufacturing
Heinrich S. Erhardt       55    Vice President-Product Development
Rudra N. Kar              43    Vice President-Engineering
Garry M. Mayers           46    Vice President-Customer Service
Christopher F. McConnell  46    Chairman of the Board of Directors
Lorin J. Randall          56    Vice President-Finance, Chief Financial
                                Officer, Secretary and Treasurer
Steven Verhaverbeke       34    Director of Process Technology
Alan E. Walter            45    Senior Vice President-Business Development


     STEVEN T. BAY joined the Company in April 1992 and is currently Vice President-Marketing and Technology. From July 1998 to February 1999 he served as Vice President-Chief Technical Officer. From September 1994 to July 1998 he served as Chief Technical Officer. From April 1992 to September 1994 he served as Director of Technology. Mr. Bay was formerly employed by Bridgetek, Inc. of San Jose, California, which was the manufacturer's representative for the Company in California and the Pacific Northwest. Mr. Bay received his BA in Chemistry from St. Louis University.

    JOSEPH E. BERGER joined the Company in June 1993 and is currently Vice President-Worldwide Sales. He served as Vice President-Worldwide Sales and Marketing from December 1995 to March 1999. Mr. Berger served as the Company's Director of Sales and Marketing from June 1995 to December 1995, and as Program Director from June 1993 to June 1995. Mr. Berger received his BS in Chemical Engineering from the University of Virginia and his MBA from the Harvard Business School.

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

     JONATHAN A. CHLAN joined the Company in January 1997 as Director of Manufacturing. From 1993 to January 1997 he served as Director of Operations for Echo Data Services, Inc., a disk duplication and fulfillment company. From 1984 to 1993 Mr. Chlan was the Director of Manufacturing of Commodore Business Machines, Inc., a computer manufacturer.

     HEINRICH S. ERHARDT joined the Company in January 1992 and is currently Vice President-Product Development. From January 1992 to September 1996, he served as Vice President-Engineering. Mr. Erhardt received his BS in Mechanical Engineering from City University of New York and his MS in Engineering Science from the Pennsylvania State University. Mr. Erhardt resigned from the Company on December 31, 1999 to become the sole-proprietor of one of the Company's suppliers.

     RUDRA N. KAR joined the Company in January 1999 as the Vice President Engineering. From 1996 to 1998 he served as the Vice President, Engineering and Process Technology for Integrated Process and Equipment Company ("IPEC"), a manufacturer of CMP equipment and CMP-related products for use principally in manufacturing of semiconductor devices. From 1995 to 1996 he served as the Director, Product Engineering at IPEC. From 1992 to 1995 he was the General Manager of FICO America, an assembly equipment manufacturer. Mr. Kar received his BS degree from the Indian Institute of Technology and his MSME from Iowa State and his MBA degree from The University of Phoenix.

     GARRY M. MAYERS joined the Company in October 1996 as Vice
President-Customer Support. From April 1991 until October 1996, Mr. Mayers was Director of World Wide Customer Support at ADE Corporation, a manufacturer of metrology equipment for silicon wafers. Mr. Mayers attended Northeastern University, majoring in electrical engineering.

    CHRISTOPHER F. MCCONNELL founded the Company in May 1984 and served as President and Chief Executive Officer until April 1991. In October 1990 he was named Chairman of the Board of Directors. Prior to forming the Company, Mr. McConnell held various technical and marketing positions with Dow Chemical. Mr. McConnell received his BS and MS degrees in Chemical Engineering from Dartmouth College and Purdue University, respectively, and his MBA from Harvard Business School. Mr. McConnell is a named inventor on several of the Company's patents. Mr. McConnell is a director and Chairman of the Board of Directors of Batteries Batteries, Inc., (NASDAQ: BATS) a company which is an assembler and distributor of specialty batteries and cellular products.

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

                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

      The Company's Common Stock is traded in The Nasdaq Stock Market under the symbol CFMT. The range of high and low closing prices for the Common Stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated below is as follows:

FISCAL 1998                                           HIGH         LOW
                                                    --------     -------

1st Quarter...................................        $21.87      $13.50
2nd Quarter ..................................         19.37       10.75
3rd Quarter ..................................         15.00        8.00
4th Quarter ..................................          9.75        5.50

FISCAL 1999

1st Quarter...................................        $12.25       $6.63
2nd Quarter ..................................         13.00        6.63
3rd Quarter...................................         11.13        7.00
4th Quarter ..................................         11.13        7.63


------------------------------------------------------------------------------

      These prices reflect inter-dealer quotations, without retail mark-ups, mark-downs or other fees or commissions, and may not necessarily represent actual transactions.

      As of January 13, 2000, the closing quotation for the Common Stock was $9.75. As of January 13, 2000, there were approximately 175 holders of record and the Company believes that there were approximately 4,000 beneficial owners of the Company's Common Stock.

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


ITEM 6. SELECTED FINANCIAL DATA.

      The following table contains certain selected consolidated financial data of the Company and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended October 31, 1997, 1998 and 1999 and the consolidated balance sheet data as of October 31, 1998 and 1999 have been derived from the Consolidated Financial Statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein.

      The consolidated statement of operations data for the fiscal years ended October 31, 1995 and 1996 the consolidated balance sheet data as of October 31, 1995, 1996 and 1997 have been derived from the Consolidated Financial Statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports not included herein. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


                                                           FISCAL YEAR ENDED OCTOBER 31,
                                    ------------------------------------------------------------------
                                     1999            1998          1997            1996           1995
                                     ----            ----          ----            ----           ----
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales ...................       $31,563        $33,155        $75,772        $44,013        $23,430
Cost of sales ...............        20,997         24,426         40,072         23,317         13,463
                                    -------        -------        -------        -------        -------
   Gross profit .............        10,566          8,729         35,700         20,696          9,967
                                    -------        -------        -------        -------        -------
Operating Expenses:
    Research, development and
      engineering ...........        10,040         11,496          9,334          4,375          1,717
    Selling, general and
      administrative ........        17,812         17,568         19,360         11,679          5,972
                                    -------        -------        -------        -------        -------
    Total operating expenses         27,852         29,064         28,694         16,054          7,689
                                    -------        -------        -------        -------        -------
Operating income(loss) ......       (17,286)       (20,335)         7,006          4,642          2,278
Interest (income) ...........        (1,658)        (2,048)        (2,163)          (271)           (72)
Interest expense ............           249            242            281            428            245
                                    -------        -------        -------        -------        -------
Income (loss) before income
  taxes .....................       (15,877)       (18,529)         8,888          4,485          2,105
Income tax provision
  (benefit) .................        (5,398)        (6,746)         2,666          1,525            703
                                    -------        -------        -------        -------        -------
Net income (loss) ...........      $(10,479)      $(11,783)        $6,222         $2,960         $1,402
                                    =======        =======        =======        =======        =======
Net income (loss)
 per common share:
    Basic ...................        $(1.34)        $(1.49)         $0.85          $0.64          $0.37
                                    =======        =======        =======        =======        =======
    Diluted .................        $(1.34)        $(1.49)         $0.80          $0.61          $0.35
                                    =======        =======        =======        =======        =======

Shares used in computing net
  income (loss) per common
  share:
    Basic ...................         7,849          7,908          7,318          4,624          3,802
                                    =======        =======        =======        =======        =======
    Diluted .................         7,849          7,908          7,764          4,831          3,994
                                    =======        =======        =======        =======        =======



                                                         OCTOBER 31,
                              ----------------------------------------------------------------
                                1999         1998          1997          1996           1995
                                ----         ----          ----          ----           ----
                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents
  and short-term
   investments .......       $24,216       $41,394       $12,254     $  46,181       $   408
Working capital ......        45,070        64,266        27,525        81,796         8,136
Total assets .........        82,086        89,813        44,251       109,496        18,454
Long-term debt, less
   current portion ...         1,628         2,186         2,525         2,571         3,005
Shareholders' equity .        66,693        77,782        32,711        89,868         9,775


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      CFM Technologies, Inc. designs, manufactures and markets advanced wet processing equipment for sale to the worldwide semiconductor manufacturing industry. The Company was founded in 1984 and began commercial operations in 1990 following a period of technology and product development, during which time the Company's patented Full-Flow enclosed processing and Direct-Displacement drying technologies were developed.

      The Company has derived substantially all of its revenues from the sale of a relatively small number of its systems, recent sales of which have ranged in price from approximately $1.2 million to $3.0 million. As of October 31, 1999, the Company had shipped over 220 processing vessels (some shared-module systems have two processing vessels) to more than 30 manufacturers worldwide. During fiscal 1999, the Company's net sales declined slightly from fiscal 1998 and the Company realized a net loss of $10.5 million. Fiscal 1998 net sales declined significantly from fiscal 1997 and the Company realized a net loss of $11.8 million. Both fiscal 1999 and 1998 losses were the result of lower net sales because of continued excess production capacity in the semiconductor manufacturing industry. Prior to fiscal 1998, the Company had been undergoing a period of rapid growth with net sales during fiscal 1997 increasing by 72% over net sales for fiscal 1996. Net sales of Full-Flow systems to companies in the Flat Panel Display ("FPD") manufacturing industry represented 0%, 6% and 24% of total net sales, primarily international sales, in fiscal 1999, 1998 and 1997, respectively. Following an analysis of the size of the FPD wet processing equipment market, the potential for successful market penetration and the volatility of that market, the Company will offer for sale only those FPD system configurations that have already been developed and tested and does not anticipate significant continuing sales to manufacturers of FPD's.

      The Company sells its systems worldwide and records a significant portion of its sales to customers outside the United States. In fiscal 1999, international sales constituted approximately 33% of net sales, down from 46% in fiscal 1998 and 65% in fiscal 1997.

       Sales to customers in East Asia represented 29%, 28% and 47% of total sales in fiscal 1999, 1998 and 1997, respectively. Beginning in the fall of 1997 and continuing through most of 1999, the currencies and economies of certain Asian countries, including Korea, were distressed. Some of these Asian countries subsequently experienced changes in currency valuation, received external financial support and agreed to certain economic reorganization programs anticipated to reduce growth and credit demand.

      The Company reduced its staff in fiscal 1998 by approximately 30% in response to reductions in demand for its products and services. The Company adopted a strategy of continued investment in new product and process development and the retention of field and customer support personnel necessary to improve customer satisfaction. The significant decline in overall demand for the Company's products in the global marketplace resulted in significant losses. Future results will depend upon a variety of factors, including the timing of significant orders, the ability of the Company to bring new systems to market, the timing of new product releases by the Company's competitors, the timing of the recovery from the downturn in capital spending by the Company's customers, the impact of economic controls in countries where the Company does business, market acceptance of new or enhanced versions of the Company's systems, changes in pricing by the Company or its competitors and the volatility of the semiconductor industry and of the markets served by the Company's customers.

      The Company's gross margin has been and will continue to be affected by a variety of factors including underabsorption of manufacturing overhead and fixed costs, the mix and average selling prices of systems and the mix of sales to domestic and international markets. The Company pays significant commissions and service and support fees to agents on sales in East Asia. As a result, gross margin and selling, general and administrative expenses as a percentage of net sales have in the past and will continue in the future to fluctuate with significant changes in the proportion of net sales in East Asia.

RESULTS OF OPERATIONS

      The following table sets forth the components of the Company's statements of operations for the fiscal years ended October 31, 1999, 1998 and 1997, expressed as a percentage of net sales:

                                            FISCAL YEAR ENDED OCTOBER 31,
                                        -----------------------------------
                                          1999         1998         1997
                                          ----         ----         ----
Net sales .......................        100.0%       100.0%       100.0%
Cost of sales ...................         66.5         73.7         52.9
                                         -----        -----        -----
        Gross profit ............         33.5         26.3         47.1
                                         -----        -----        -----
Operating expenses:
     Research, development and
       engineering ..............         31.8         34.6         12.3
     Selling, general and .......
       administrative ...........         56.4         53.0         25.6
                                         -----        -----        -----
         Total operating expenses         88.2         87.6         37.9
                                         -----        -----        -----
Operating income (loss) .........        (54.8)       (61.3)         9.2
Interest (income) expense, net ..         (4.5)        (5.4)        (2.5)
                                         -----        -----        -----
Income (loss) before income taxes        (50.3)       (55.9)        11.7
Income tax provision (benefit) ..        (17.1)       (20.4)         3.5
                                         -----        -----        -----
Net income (loss) ...............        (33.2)%      (35.5)%        8.2%
                                         =====        =====        =====

      Net Sales. Net sales decreased 5% to $31.6 million in fiscal 1999 from $33.2 million in fiscal 1998. Net sales for fiscal 1998 decreased 56% from $75.8 million in fiscal 1997. The decrease in net sales in both fiscal 1999 and 1998 resulted primarily from a reduction in overall demand for semiconductor manufacturing equipment as semiconductor device manufacturers curtailed expansion plans because of industry-wide overcapacity. Net sales for fiscal 1998 and 1997 included sales of Full-Flow systems to companies in the FPD manufacturing industry representing approximately 6% and 24%, respectively, of net sales. The Company will continue to offer for sale only those FPD system configurations that have already been developed and tested, which it believes will be small portion of net sales in fiscal 2000 and thereafter.

      International sales represented 33%, 46% and 65% of total net sales in fiscal 1999, 1998 and 1997, respectively. The Company expects international sales to continue to represent a significant portion of its net sales. For a description of economic events in Asian countries and their effects on the Company, see "Overview".

      Gross Profit. Gross profit as a percentage of net sales was 33.5%, 26.3% and 47.1% in fiscal 1999, 1998 and 1997, respectively. Gross profit in fiscal 1999, and more so in 1998, declined as a result of underabsorption of manufacturing overhead and fixed costs because of low production levels relative to fiscal 1997 and because of price competition from competitors which underutilized production capacity. The Company occupied a new 60,000 square foot production facility in February of 1999 which more than doubled its previous production capacity. This new facility has generated operating efficiencies through improved material flow. Such efficiencies are anticipated to increase with increasing production volume. Gross profit will continue to be affected by sales prices, product mix and production levels.

      Research, Development and Engineering. Research, development and engineering expenses decreased to $10.0 million or 31.8% of net sales in fiscal 1999 from $11.5 million or 34.6% of net sales in 1998. Fiscal 1998 expenses increased over fiscal 1997, which were $9.3 million or 12.3% of net sales. In fiscal 1998, the Company funded a portion of the costs of a joint development agreement with Semiconductor 300 which culminated in production validation of the Company's first Full-Flow platform to process 300mm semiconductor wafers and its associated processes. The Company believes that having a production-ready 300mm system positions it favorably to compete for sales of wet processing equipment to support the next generation of wafers for use in semiconductor manufacturing. The Company believes that continued substantial investment in research, development and engineering is critical to maintaining a strong technological position and, therefore, competitive advantage and accordingly expects such expenses in fiscal 2000 will continue at approximately the fiscal 1999 level.

      Selling, General and Administrative. Selling, general and administrative expenses remained relatively constant in fiscal 1999 at $17.8 million or 56.4% of net sales from $17.6 million or 53.0% of net sales in fiscal 1998. Fiscal 1998 expenses decreased from $19.4 million or 25.6% of net sales in fiscal 1997 as a result of reduced sales and sales commission expenses. Fiscal 1999 expenses include approximately $2.9 million of litigation expenses undertaken to protect the Company's patents compared to $2.2 million in fiscal 1998. Litigation expenses are expected to be $1.0 to 1.5 million per quarter in fiscal 2000 as a result of two scheduled jury trials. See Part I, Item 3, "Legal Proceedings". The Company believes that, subject to improved demand in the markets which it serves, selling, general and administrative expenses will increase in fiscal 2000, as increased personnel and sales and support expenses are anticipated in connection with the Company's efforts to increase its net sales and as the Company continues to invest in developing and protecting its patents and other intellectual property rights.

      Interest (Income) Expense, Net. Interest income, net of interest expense, of $1.4 million in fiscal 1999 represented 4.5% of net sales, compared to $1.8 million or 5.4% of net sales in fiscal 1998 and $1.9 million or 2.5% of net sales in fiscal 1997. Net interest income for fiscal 1999, 1998 and 1997 was earned as a result of the investment of funds not immediately required for the Company's operations which were available as a result of the Company's follow-on offering completed in February 1997. Net interest income declined in fiscal 1999 and 1998 as a result of lower invested balances and lower interest rates.

      Income Tax Provision (Benefit). The Company's effective tax benefit rate was 34.0% in fiscal 1999 compared to a benefit rate of 36.4% for fiscal 1998. The effective income tax benefit rate primarily reflects the absence of any tax impact from the Company's foreign sales corporation based on the loss incurred for both fiscal 1999 and 1998. The effective tax rate for 1997 was 30.0%. The rate for fiscal 1997 reflected tax benefits from a reinstitution of the research and development tax credit along with significant tax benefits from the Company's foreign sales corporation.

      Approximately $2.2 million of income tax benefits were realized as a refund in 1999 from the carryback of 1998 losses to prior years' tax returns. The remainder of the tax benefits from fiscal 1998 and all of 1999 have been recorded as deferred tax assets. Based on an assessment of the Company's taxable earnings history and expected future taxable income, management has determined that it is more likely than not that the net deferred tax assets will be realized in future periods. The Company may be required to provide a valuation allowance for these assets in the future if it does not generate sufficient taxable income as planned. Additionally, the ultimate realization of these assets could be negatively impacted by market conditions and other variables not known or anticipated at this time.


LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company has funded its capital requirements through funding from two research and development limited partnerships, the private sale of equity securities, the Company's initial public offering of Common Stock completed in June 1996, a follow-on offering of Common Stock completed in February 1997 and, to a lesser extent, bank borrowings and equipment leases. As of October 31, 1999, the Company had $24.2 million in cash, cash equivalents and short-term investments and $45.1 million in working capital.

      Net cash used in operating activities was $10.2 and $12.1 million for fiscal 1999 and 1997, respectively, while net cash of $0.3 million was provided by operating activities in fiscal 1998, predominantly as a result of significant net collections of accounts receivable. The Company had a net loss of $10.5 million in fiscal 1999 and a net loss of $11.8 in fiscal 1998. Accounts receivable increased $0.8 million in fiscal 1999 and decreased $19.4 million in fiscal 1998. Inventories increased $3.4 million in fiscal 1999 and decreased $2.4 million in fiscal 1998. Inventories increased in fiscal 1999 to meet forecasted fiscal 2000 sales. Fiscal 1999 inventory balances also include equipment at a customer site for joint process development in anticipation of a subsequent customer purchase.

      Purchases of property, plant and equipment were $5.7 million and $3.9 million in fiscal 1999 and 1998, respectively. During fiscal 1999, capital expenditures were primarily related to equipment for and improvements to the Company's new leased manufacturing and office facilities occupied during 1999. In addition, the Company constructed and capitalized one of its systems for development and testing of new hardware and software under production conditions. In fiscal 1998, capital expenditures primarily were for continued investment in the Company's applications laboratory and improvements to the leased facilities occupied by the Company during fiscal 1999.

      During fiscal 1998, production activities were consolidated and leased premises in the same industrial park as the Company's owned manufacturing and leased administrative facilities were reduced to 8,000 square feet, and were subsequently vacated in March 1999. The Company's new 60,000 square foot production facility was occupied in February 1999 and its new 80,000 square foot office facility was occupied in April 1999; both facilities are located in Exton, Pennsylvania adjacent to each other. During fiscal 1998, the Company leased 32,000 square feet of temporary prototype laboratory and storage facility which was vacated during fiscal 1999. The Company has retained its owned facility in West Chester, Pennsylvania for use in manufacturing, customer and employee training and research. All other functions are now located in Exton. The Company also has a lease on its vacated former office facility in West Chester, Pennsylvania, which will expire in November of 2000. Since August 1999, the Company has had tenants that sublease approximately 30% of this building.

      The Company has a relationship with a commercial bank which includes a mortgage on the Company's manufacturing facility in the amount of $0.7 million and a $7.5 million revolving demand line of credit. The mortgage bears interest at an annual rate of 8.9%. The line of credit is unsecured and borrowings are at an interest rate equal to such bank's prime rate. There were no borrowings outstanding at October 31, 1999.

      The Company also has mortgage notes payable to the Pennsylvania Industrial Development Authority in the amount of $0.5 million bearing interest at 2.0% and to the Chester County Development Council in the amount of $0.1 million bearing interest at 5.0%. In addition, the Company has outstanding capital lease obligations in the amount of $1.0 million bearing interest at rates ranging from 7% to 12% per annum.

      The Company had outstanding accounts receivable of $14.8 million and $14.0 million as of October 31, 1999 and 1998, respectively. No allowance for doubtful accounts receivable has been recorded as the Company believes that all such accounts receivable are fully realizable.

      The Company believes that existing cash balances will be sufficient to meet the Company's cash requirements through the next twelve months. However, depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs.

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

      Factors which could cause actual results to differ from expectations include variations in the level of orders, which can be affected by general economic conditions and growth rates in specific geographic areas where the Company may have a concentration of business, in the semiconductor manufacturing industry and in the markets served by the Company's customers, the international economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by the Company or its competitors, ability to manage growth, risks of non-payment of accounts receivable, changes in budgeted costs or failure to realize a successful outcome to pending patent litigation, all of which constitute significant risks. There can be no assurance that the Company's results of operations will not be adversely affected by one of more of these factors.

YEAR 2000

      Beginning January 1, 2000, all computer systems that use two digits to represent the year were at risk of malfunction or failure. Many systems continue to run, but may interpret any date in the year '00 to be prior to any date in the year '99, posing potential data comparison problems, or may fail to recognize that the year 2000, unlike 1900, is a leap year. Businesses and systems that use a four-digit format to report and process dates later than December 31, 1999 are often denoted as "Year 2000 compliant". While many systems have no date comparison functions and operate in a date-independent mode, they may have a date function. If full system operation and correct display of dates subsequent to January 1, 2000 are possible, these systems may be denoted as "Year 2000 operationally ready". Many systems and subsystems using two digit dates will operate smoothly until the end of their technological or economic life without regard to the actual date. These systems are unaffected by whether it is 2000 or 1900, make no "real-time" date comparisons and have no date display features. At the other extreme are systems which will cease functioning or malfunction when an unacceptable date is perceived.

Background

      The Company's Chief Financial Officer was selected by the Company's senior management as the coordinator for the Company's Year 2000 compliance efforts. A team was formed with active participation by the information systems, purchasing, software engineering, marketing and customer services departments and has been working since 1997 to enable the Company to meet its Year 2000 readiness goal.

      The Company focused its Year 2000 efforts on four categories of potential exposure:

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

State of Readiness

      For the two week period following January 1, 2000, the Company can report that there have been no incidents with its products, business applications and infrastructure, business relationships with third parties or non-information technology events that interfered with or interrupted its business operations or those of its customers. While there are risks going forward of encountering Year 2000 issues, the Company believes these issues will not cause any material interruptions to the Company or its customers.

Costs to Address Year 2000 Issues

      Costs to address Year 2000 issues have primarily been incurred internally. As the Company does not have a project tracking system, past and future Year 2000 costs can only be estimated. Costs associated with the Company's Year 2000 efforts were estimated to be approximately $45,000. The new telecommunications equipment, heating and air-conditioning systems, and elevators acquired in Exton, PA are the result of moving to newly built facilities and not a result of Year 2000 issues. There may be additional costs incurred for unforeseen Year 2000 issues. All costs will be funded out of general operating funds and are not expected to be material.

Risks of the Company's Year 2000 Issues

      Although not expected, the most likely worst case scenario includes the inability of vendors to supply product on a timely basis and the inability of customers to take delivery of currently ordered equipment, order more equipment or to pay the Company for products already purchased. To date, there has been no evidence of any vendors inability to supply product as a result of Year 2000 issues.

      Management will, in conjunction with its customers, continue to evaluate currently identified and as yet unforeseen potential Year 2000 issues in its products that could adversely affect customers' production capabilities.

      There can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in technology used in its products or internal systems, which are comprised predominantly of third-party software and hardware, or by the inability of third-parties to adequately disclose and correct their Year 2000 issues. While the Company presently believes that the ultimate outcome of its efforts to be Year 2000 ready will not have a material effect on the Company's financial position, liquidity or operations, there can be no assurances that unanticipated increased costs will not have a material effect on the results of operations.

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

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for derivatives used for hedging activities. SFAS No. 133 requires that all derivatives be recognized either as an asset or liability and measures them at fair value. Management believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

EFFECTS OF INFLATION

      Inflation has not been a material factor affecting the Company's business.



ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Interest Rate Risk

      The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and by policy, is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of October 31, 1999, the Company's investments consisted primarily of municipal and government securities that mature in one year or less. As of October 31, 1999, the Company's fixed rate long-term debt consists of mortgage notes and capital lease obligations.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                   PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item with respect to directors will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to the Proxy Statement. The information required by this Item with respect to Executive Officers is set forth under "Executive Officers of the Registrant".


ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to the Proxy Statement.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to the Proxy Statement.



                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


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

EXHIBIT
NUMBER

3.1     Articles of Incorporation of CFM Technologies, Inc., as amended.*

3.1.1   Amendment to Articles of Incorporation.**

3.2     Amended and Restated By-Laws of CFM Technologies, Inc.*

4.1     Form of Common Stock Certificate.*

4.2 Statement with Respect to Shares filed with the Pennsylvania Department of State on May 1, 1997.*****

10.1 Stock Option Agreement dated March 18, 1991 between CFM Technologies, Inc. and Burton McGillivray, as extended and amended on June 11, 1993 and as amended on September 25, 1994.*

10.2 Stock Option Agreement dated as of December 9, 1994 by and between CFM Technologies, Inc. and Milton Stearns, as amended on November 3, 1995.*

10.3    CFM Technologies, Inc. Annual Profit Sharing Plan.*

10.3.1  Amendment to CFM Technologies, Inc. Annual Profit Sharing Plan.***

10.4    CFM Technologies, Inc. 1992 Employee Stock Option Plan.*

10.5    Amended and Restated CFM Technologies, Inc. 1995 Incentive Plan.****

10.6 Amended and Restated CFM Technologies, Inc. Non-Employee Directors' Stock Option Plan.****

10.7    CFM Technologies, Inc. Employee Stock Purchase Plan.*

10.8 Rights Agreement dated as of April 24, 1997 between CFM Technologies, Inc. and American Stock Transfer and Trust Co., as Rights Agent.*****

10.9 Distributor Agreement dated November 28, 1991 by and between ANAM Semiconductor Design Co., Ltd. and CFM Technologies, Incorporated, and supplement to the Distributor Agreement dated August 26, 1994.*

10.10 Distributor Agreement dated March 3, 1992 by and between Innotech Corporation and CFM Technologies, Inc., as modified on June 15, 1994.*

10.11 Lease Agreement dated October 10, 1995 by and between Hough/Loew Construction, Inc. and CFM Technologies, Inc. and Addendum to Lease Agreement dated October 10,1995.*

10.11.1 Amendment Number Two to Lease Agreement dated April 30, 1996 by and between CFM Technologies, Inc. and Hough/Loew Construction, Inc.***

10.12 Commercial Lease Agreement dated December 16, 1996 between CFM Technologies, Inc. and Devereux Properties, Inc.***

10.12.1 First Amendment to Commercial Lease Agreement dated August 22, 1997 between CFM Technologies, Inc. and Devereux Properties, Inc.#.

10.13 Loan Agreement dated July 27, 1994 by and between Chester County Development Council("CCDC") and CFM Technologies, Incorporated.*

10.14 $100,000 Mortgage dated as of July 27, 1994, CFM Technologies, Incorporated to CCDC.*

10.15 Guaranties dated October 13, 1995 executed by CFMT, Inc. and CFM International Corp. in favor of CoreStates Bank, N.A. ("CoreStates").*

10.16 Mortgage dated February 16, 1994 between CFM Technologies, Incorporated and CoreStates.*

10.17 Assignment of Leases, Rents, Agreements of Sale, Licenses and Permits dated February 16, 1994 by CFM Technologies, Inc. to CoreStates.*

10.18.1 Agent Agreement dated December 16, 1996 between CFM Technologies, Inc. and Ampoc Far East Company Limited.***

10.18.2 Amendment Number 2 dated October 4, 1999 between CFM Technologies, Inc. and Ampoc Far East Company Limited.

10.18 Amendment Number 3 dated December 27, 1999 between CFM Technologies, Inc. and Ampoc Far East Company Limited.

10.19 Letter Agreement dated March 25, 1996 between CoreStates and CFM Technologies, Inc. and $7,500,000 Master Demand Note dated April 1, 1996 from CFM Technologies, Inc. to CoreStates.*

10.20 Lease Agreement dated July 16, 1997 between CFM Technologies, Inc. and CFM Partners (No relationship with CFM Technologies, Inc.). #

10.21 Agent Agreement dated April 15, 1997 by and between Aneric Enterprise PTE Limited and CFM Technologies, Inc. #

10.22 Agent Agreement dated October 29, 1997 by and between Silicon International Ltd. and CFM Technologies, Inc. #

10.23 Agent Agreement dated January 7, 1999 by and between PKL Ltd. And CFM Technologies, Inc. ##

10.24 Employment Agreement dated as of December 2, 1998 by and between CFM Technologies, Inc. and Rudra N. Kar.

10.25 Employment Agreement dated as of October 25, 1999 by and between CFM Technologies, Inc. and Lorin J. Randall.

10.26 License Agreement dated December 28, 1998 between STEAG MICROTECH, INC. and CFM Technologies, Inc.

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

## Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.



REPORTS ON FORM 8-K

      The Company filed no reports on Form 8-K during the fiscal quarter ended October 31, 1999.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants .............................F-2

Consolidated Balance Sheets as of October 31, 1999 and 1998...........F-3

Consolidated Statements of Operations for the years ended
      October 31, 1999, 1998 and 1997 ................................F-4

Consolidated Statements of Shareholders' Equity for the years ended
      October 31, 1999, 1998 and 1997.................................F-5

Consolidated Statements of Cash Flows for the years ended
      October 31, 1999, 1998 and 1997 ................................F-6

Notes to Consolidated Financial Statements ...........................F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To CFM Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of CFM Technologies, Inc. (a Pennsylvania corporation) and subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CFM Technologies, Inc. and subsidiaries as of October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles.

                                                Arthur Andersen LLP



Philadelphia, Pa.,
December 10, 1999

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           OCTOBER 31,
                                                  -----------------------------
                                                       1999           1998
                                                       ----           ----
                 ASSETS
                                                        (IN THOUSANDS)
CURRENT ASSETS:
      Cash and cash equivalents ................      $ 13,967       $ 31,649
      Short-term investments ...................        10,249          9,745
      Accounts receivable ......................        14,826         14,040
      Inventories ..............................        17,039         13,657
      Prepaid expenses and other ...............           796          3,209
      Deferred income taxes ....................         1,958          1,811
                                                      --------       --------
         Total current assets ..................        58,835         74,111
                                                      --------       --------


PROPERTY, PLANT AND EQUIPMENT:
      Land .....................................           540            540
      Building and improvements ................         5,932          5,981
      Machinery and equipment ..................        14,239          9,599
      Furniture and fixtures ...................         1,565          1,423
                                                      --------       --------
                                                        22,276         17,543
      Less - Accumulated depreciation and
         amortization ..........................        (8,739)        (6,377)
                                                      --------       --------
           Net property, plant and equipment ...        13,537         11,166
                                                      --------       --------

OTHER ASSETS ...................................         9,714          4,536
                                                      --------       --------
                                                      $ 82,086       $ 89,813
                                                      ========       ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt ..........      $    589       $    672
    Accounts payable ...........................         3,930          1,800
    Accrued expenses ...........................         9,246          7,373
                                                      --------       --------
        Total current liabilities ..............        13,765          9,845
                                                      --------       --------
LONG-TERM DEBT .................................         1,628          2,186
                                                      --------       --------

COMMITMENTS AND CONTINGENCIES (Note 16)

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value; 1,000,000
      authorized shares; no shares issued or
      outstanding ..............................          --             --
    Common stock, no par value; 30,000,000
      authorized shares; 8,035,328 and 7,964,366
      shares issued ............................        81,495         81,033
    Treasury stock, 223,100 and 96,200 shares
      at cost ..................................        (1,858)          (762)
    Deferred compensation ......................           (23)           (47)
    Retained earnings (deficit) ................       (12,921)        (2,442)
                                                      --------       --------
      Total shareholders' equity ...............        66,693         77,782
                                                      --------       --------
                                                      $ 82,086       $ 89,813
                                                      ========       ========


  The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               YEAR ENDED OCTOBER 31,
                                     --------------------------------------
                                        1999           1998           1997
                                        ----           ----           ----
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

NET SALES .....................       $31,563        $33,155        $75,772
COST OF SALES .................        20,997         24,426         40,072
                                     --------       --------       --------
     Gross profit .............        10,566          8,729         35,700
                                     --------       --------       --------
OPERATING EXPENSES:
  Research, development and
    engineering ...............        10,040         11,496          9,334
  Selling, general and
    administrative ............        17,812         17,568         19,360
                                     --------       --------       --------
     Total operating expenses .        27,852         29,064         28,694
                                     --------       --------       --------
     Operating income (loss) ..       (17,286)       (20,335)         7,006

INTEREST (INCOME) .............        (1,658)        (2,048)        (2,163)
INTEREST EXPENSE ..............           249            242            281
                                     --------       --------       --------
  Income (loss) before income
    taxes .....................       (15,877)       (18,529)         8,888
INCOME TAX PROVISION (BENEFIT)         (5,398)        (6,746)         2,666
                                     --------       --------       --------
NET INCOME (LOSS) .............      $(10,479)      $(11,783)       $ 6,222
                                     ========       ========       ========

NET INCOME (LOSS) PER
   COMMON SHARE:
      Basic ...................        $(1.34)        $(1.49)         $0.85
                                     ========       ========       ========
      Diluted .................        $(1.34)        $(1.49)         $0.80
                                     ========       ========       ========
SHARES USED IN COMPUTING
   NET INCOME (LOSS)
   PER COMMON SHARE:
      Basic ...................         7,849          7,908          7,318
                                     ========       ========       ========
      Diluted .................         7,849          7,908          7,764
                                     ========       ========       ========












  The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                    COMMON STOCK        TREASURY STOCK      DEFERRED    RETAINED
                                                 ------------------   ------------------    COMPEN-     EARNINGS
                                                 SHARES     AMOUNT     SHARES    AMOUNT     SATION      (DEFICIT)     TOTAL
                                                 ------     ------     ------    ------     ------     ---------      -----
                                                                                (IN THOUSANDS)

BALANCE, OCTOBER 31, 1996 ..................      6,053    $29,592        --     $   --      $   --      $  3,119     $32,711

  Proceeds from sale of common stock, net ..      1,751     49,288        --         --          --          --        49,288
  Proceeds from exercise of stock options ..         96        545        --         --          --          --           545
  Tax benefit from exercise of stock options       --          764        --         --          --          --           764
  Deferred compensation charge .............       --          317        --         --          (317)       --          --
  Amortization of deferred compensation ....       --         --          --         --            82        --            82
  Common stock issued under Employee
    Stock Purchase Plan ....................         14        256        --         --          --          --           256
  Net income ...............................       --         --          --         --          --         6,222       6,222
                                               --------    -------    --------   --------    --------    --------    --------
BALANCE, OCTOBER 31, 1997 ..................      7,914     80,762        --         --          (235)      9,341      89,868


  Proceeds from exercise of stock options ..          1          6        --         --          --          --             6
  Tax benefit from exercise of stock options       --           (2)       --         --          --          --            (2)
  Deferred compensation adjustment .........       --         (164)       --         --           164        --          --
  Amortization of deferred compensation ....       --         --          --         --            24        --            24
  Common stock issued under Employee
     Stock Purchase Plan ...................         49        425        --         --          --          --           425
  Options issued for services ..............       --            6        --         --          --          --             6
  Purchase of treasury shares, at cost .....       --         --            96       (762)       --          --          (762)
  Net loss .................................       --         --          --         --          --       (11,783)    (11,783)
                                               --------    -------    --------   --------    --------    --------    --------
BALANCE, OCTOBER 31, 1998 ..................      7,964     81,033          96       (762)        (47)     (2,442)     77,782

  Proceeds from exercise of stock options ..       --            2        --         --          --          --             2
  Deferred compensation charge .............       --           16        --         --           (16)       --          --
  Amortization of deferred compensation ....       --         --          --         --            40        --            40
  Common stock issued under Employee
    Stock Purchase Plan ....................         71        444        --         --          --          --           444
  Purchase of treasury shares, at cost .....       --         --           127     (1,096)       --          --        (1,096)
  Net loss .................................       --         --          --         --          --       (10,479)    (10,479)
                                               --------    -------    --------   --------    --------    --------    --------
BALANCE, OCTOBER 31, 1999 ..................      8,035    $81,495         223    $(1,858)    $   (23)   $(12,921)    $66,693
                                               ========   ========    ========   ========    ========    ========    ========



    The accompanying notes are an integral part of these financial statements

                  CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   YEAR ENDED OCTOBER 31,
                                                           ------------------------------------
                                                           1999            1998            1997
                                                           ----            ----            ----
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
    Net income (loss) ..............................      $(10,479)      $(11,783)       $ 6,222
    Adjustments to reconcile net income (loss)
        to net cash provided by (used in) operating
        activities:
      Depreciation and amortization ................         3,116          3,085          2,317
      Loss on property, plant and equipment disposal           223            421           --
      Deferred compensation ........................            24             30             82
      Deferred income tax benefit ..................        (5,436)        (4,578)          (757)
      (Increase) decrease in:
        Accounts receivable ........................          (786)        19,352        (18,302)
        Inventories ................................        (3,382)         2,424         (8,034)
        Prepaid expenses and other .................         2,413         (1,500)        (1,347)
        Other assets ...............................            73            120           (186)
      Increase (decrease) in:
        Accounts payable ...........................         2,130         (5,909)         2,780
        Accrued expenses ...........................         1,881         (1,377)         5,161
                                                           -------        -------        -------
        Net cash provided by(used in) operating
         activities ................................       (10,223)           285        (12,064)
                                                           -------        -------        -------

INVESTING ACTIVITIES:
    Purchases of short-term investments ............       (44,820)       (28,993)       (44,245)
    Proceeds from short-term investments ...........        44,316         38,564         27,875
    Purchases of property, plant and equipment .....        (5,680)        (3,920)        (4,286)
                                                           -------        -------        -------
        Net cash provided by (used in) investing
         activities ...... .........................        (6,184)         5,651        (20,656)
                                                           -------        -------        -------
FINANCING ACTIVITIES:
    Payments on long-term debt .....................          (641)          (819)          (576)
    Proceeds from sale of common stock, net ........           460            425         49,544
    Purchase of treasury shares ....................        (1,096)          (762)          --
    Proceeds from exercise of stock options ........             2              6            545
    Tax benefits from exercise of stock options ....          --               (2)           764
                                                           -------        -------        -------
        Net cash provided by(used in) by financing
          activities ...............................        (1,275)        (1,152)        50,277
                                                           -------        -------        -------
NET DECREASE INCREASE IN CASH AND CASH EQUIVALENTS .       (17,682)         4,784         17,557
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....        31,649         26,865          9,308
                                                           -------        -------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........       $13,967        $31,649        $26,865
                                                           =======        =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest expense .................       $   196        $   296        $   284
    Cash received for interest income ..............         1,670          2,185          1,975
    Cash paid for income taxes .....................            10          1,795          2,031
    Cash received from income tax refunds ..........         2,505          3,023           --
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
    Machinery acquired under capital leases ........       $   --         $   489        $   750






   The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS:

     CFM Technologies, Inc. (the Company) designs, manufactures and markets advanced wet processing equipment for sale to the worldwide semiconductor industry.

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


Cash, Cash Equivalents and Short-Term Investments

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments are carried at amortized cost which equals market value. The investments have various maturity dates which generally do not exceed one year. All of the Company's short-term investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Therefore any unrealized holding gains or losses would be presented as a separate component of shareholders' equity. At October 31, 1999 and 1998, there were no material unrealized holding gains or losses. The gross proceeds from sales and maturities of investments were $44,316,000, $38,564,000 and $27,875,000 for the years ended October 31, 1999, 1998 and 1997, respectively. Gross realized gains and losses for the years ended October 31, 1999 1998 and 1997 were not material. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

      Cash and cash equivalents and short-term investments consisted of the following:

                                                OCTOBER 31,
                                       -------------------------------
                                           1999             1998
                                           ----             ----
Cash and cash equivalents:
   Municipal and government
     securities .................      $ 5,055,000      $ 6,568,000
    Money market funds and demand
      accounts ..................        5,126,000       16,822,000
   Commercial paper .............        3,123,000        5,034,000
   Repurchase agreements ........          663,000        3,225,000
                                       -----------      -----------
                                       $13,967,000      $31,649,000
                                       ===========      ===========
Short-term investments:
    Municipal and government
      securities ................      $ 4,555,000      $ 8,260,000
    Commercial paper ............        5,694,000          985,000
    Mortgage-backed government
      securities ................             --            500,000
                                       ===========      ===========
                                       $10,249,000      $ 9,745,000
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

     Depreciation and amortization expense was $3,086,000, $3,025,000 and $2,294,000 in fiscal 1999, 1998 and 1997, respectively.


Revenue Recognition

      Net sales are generally recognized upon shipment of the system. If recognized prior to shipment to accommodate a customer's request to delay shipment, revenue is recognized upon completion of the customer's inspection or acceptance where risk of loss is transferred to the customer. The estimated costs of system installation and warranty are accrued when the related sale is recognized.

Research, Development and Engineering Expenses

      Research, development and engineering expenses are charged to expense as incurred. Research, development and engineering expenses were net of reimbursement of $0, $0 and $890,000 in fiscal 1999, 1998 and 1997, respectively.

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


Fair Value of Financial Instruments

      The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt instruments. The book values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable are considered to be representative of their respective fair values. None of the Company's debt instruments that are outstanding as of October 31, 1999 have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Note 8 for the terms and carrying values of the Company's various debt instruments.


Net Income (Loss) Per Common Share

      Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share for the fiscal year ended October 31, 1997 reflects the potential dilution from the exercise of outstanding stock options into common stock. Inclusion of shares of common stock potentially issuable upon the exercise of stock options in calculating diluted net loss per common share for the years ended October 31, 1999 and 1998, would have been antidilutive, and therefore such shares were not included in the calculation. The Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for the year ended October 31, 1997 were restated.

       The net income (loss) and weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share are computed as follows:



                                                                 YEAR ENDED OCTOBER 31,
                                                    -----------------------------------------------
                                                        1999               1998            1997
                                                        ----               ----            ----
Net income (loss) used for basic
      and diluted net income (loss)
      per common share .......................      $(10,479,000)      $(11,783,000)     $6,222,000
                                                    ============       ============      ==========
Weighted average common shares outstanding
     used for basic net income (loss)
     per common share.........................         7,849,000          7,908,000       7,318,000

  Dilutive effect of common stock
      options outstanding ....................              --                 --           446,000
                                                    ------------       ------------      ----------
Weighted average common and common  equivalent
     shares outstanding  used for diluted net
     income (loss) per common share...........         7,849,000          7,908,000       7,764,000
                                                    ============       ============      ==========
Net income (loss) per common share:
      Basic ..................................            $(1.34)            $(1.49)          $0.85
                                                    ============       ============      ==========
      Diluted ................................            $(1.34)            $(1.49)          $0.80
                                                    ============       ============      ==========

New Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 applies to all public companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. Management believes that the Company operates in one industry segment and, accordingly, the adoption of SFAS No. 131 had no impact on the Company's financial statements.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for derivatives used for hedging activities. SFAS No. 133 requires that all derivatives be recognized either as an asset or liability and measures them at fair value. Management believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.


Reclassifications

      Certain reclassifications of previously reported balances have been made to conform with the current year classification of such balances.


3.   ACCOUNTS RECEIVABLE:
                                           OCTOBER 31,
                                  ----------------------------
                                     1999              1998
                                     ----              ----
          Billed                  $13,760,000      $10,058,000
          Unbilled                  1,066,000        3,982,000

                                  ===========      ===========
                                  $14,826,000      $14,040,000
                                  ===========      ===========

     Unbilled receivables represent final retainage amounts to be billed upon completion of the installation process.

      As of October 31, 1999, the Company had outstanding accounts receivable totaling $2,446,000 from a customer who purchased several of the Company's systems for Korean installations.

      No allowance for doubtful accounts receivable has been recorded because the Company believes that all such accounts receivable are fully realizable.


4.  INVENTORIES:

                                                  OCTOBER 31,
                                         ---------------------------
                                            1999            1998
                                            ----            ----
            Raw material                $ 9,282,000      $ 8,669,000
            Work in progress              6,813,000        4,988,000
            Finished goods                  944,000             --
                                        -----------      -----------
                                        $17,039,000      $13,657,000
                                        ===========      ===========


5.   OTHER LONG-TERM ASSSETS:

                                                OCTOBER 31,
                                       ---------------------------
                                         1999             1998
                                         ----             ----

            Deferred income taxes      $9,440,000      $4,157,000
            Other                         274,000         379,000
                                       ==========      ==========
                                       $9,714,000      $4,536,000
                                       ==========      ==========

6. LINE OF CREDIT:

     The Company has a $7,500,000 unsecured demand line of credit with a bank. The line of credit agreement does not have a stated maturity or expiration date; however, outstanding borrowings are due upon demand by the bank. Interest is charged at the bank's prime rate and was 8.25% at October 31, 1999. As of October 31, 1999 and 1998, the Company had no borrowings on the line. The line also provides for the issuance of letters of credit. As of October 31, 1999, the Company had outstanding letters of credit in the amount of $423,000 guaranteeing payments associated with its new leased facility in Exton, Pennsylvania (see
Note 16) and guaranteeing payments related to inventory in a foreign location.

7.  ACCRUED EXPENSES:

                                                   OCTOBER 31,
                                           --------------------------
                                              1999            1998
                                              ----            ----
     Warranty and installation costs      $2,815,000      $2,016,000
     Payroll and payroll related           1,740,000       1,263,000
     Accrued legal fees                      521,000       1,195,000
     Accrued commissions                     573,000       1,608,000
     Other                                 2,923,000       1,965,000
                                          ----------      ----------
                                          $9,246,000      $7,373,000
                                          ==========      ==========


8.    LONG-TERM DEBT:


                                                                                  OCTOBER 31,
                                                                         ---------------------------
                                                                             1999          1998
                                                                             ----          ----

Mortgage note payable to bank, payable in monthly installments of $6,250 plus interest at 8.9% through February 2009, collateralized by land
   and building                                                          $  700,000     $  775,000

Mortgage note payable to Pennsylvania Industrial Development Authority
   (PIDA), payable in monthly installments of $4,363 including interest
   at 2% through August 2009, collateralized by land and building           467,000        510,000

Mortgage note payable to Chester County Development Council, payable in monthly installments of $1,067 including interest at 5% through
   August 2004, collateralized by land and building                          55,000         64,000

Term notes payable to bank, payable in monthly installments of $5,834 plus interest at the bank's prime rate plus 1% through October 1999,
   collateralized by certain assets                                             -          104,000

Capitalized lease obligations, lease periods expiring at various dates through 2003, interest rates range from 7% to 12%, collateralized by
   the leased assets                                                        995,000      1,405,000
                                                                         ----------     ----------
                                                                          2,217,000      2,858,000

 Less - Current portion                                                    (589,000)      (672,000)
                                                                         ----------     ----------
                                                                         $1,628,000     $2,186,000
                                                                         ==========     ==========

Maturities of long-term debt as of October 31, 1999 are as follows:


         FISCAL YEAR
         -----------
           2000                     $  589,000
           2001                        492,000
           2002                        297,000
           2003                        146,000
           2004                        132,000
           2005 and thereafter         561,000
                                    ----------
                                    $2,217,000
                                    ==========

      The mortgage note due to PIDA contains certain financial covenants, the most restrictive of which requires minimum levels of shareholders' equity.

      The Company leases machinery and equipment and furniture and fixtures under capital leases expiring in various years through 2003. The assets and liabilities under these leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their estimated useful lives since ownership will transfer upon lease expiration. The net book value of equipment under capitalized lease obligations as of October 31, 1999 was $932,000. The minimum lease payments, including interest, under the capital lease obligations as of October 31, 1999 were $546,000, $408,000, $176,000 and $13,000 for fiscal 2000, 2001, 2002 and
2003, respectively.


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

      On December 19, 1995, the Company's Board of Directors adopted, and on January 3, 1996, the Company's shareholders approved the Employee Stock Purchase Plan (Purchase Plan). The Purchase Plan allows eligible employees to purchase up to 300,000 shares of common stock at the lower of 85% of the fair market value of the stock on the first or last day of the applicable six month purchase period. Eligible employees were able to participate in the Purchase Plan beginning on October 1, 1996 through payroll withholding of up to $500 per pay period. As of October 31, 1999 and 1998, employee withholdings included in accrued expenses were $66,000 and $36,000, respectively.

     During fiscal 1999, 1998 and 1997, 70,662 and 49,939 and 13,829 shares of
Common Stock, respectively, were issued under the Purchase Plan.

      On June 9, 1998, the Board of Directors authorized the Company to repurchase up to 750,000 shares of the Company's Common Stock in open market, privately negotiated or other transactions in conformity with the rules of the Securities and Exchange Commission. As of October 31, 1999, the Company had repurchased 223,100 shares of the Company's common stock at a cost of $1,858,046.


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

      On December 19, 1995, the Company's Board of Directors adopted, and on January 3, 1996, the Company's shareholders approved, the 1995 Incentive Plan (Incentive Plan) and the Non-Employee Directors' Stock Option Plan (Directors'
Plan). The Incentive Plan and the Directors' Plan authorize the granting of up to 1,750,000 shares of Common Stock or options to purchase Common Stock to Company employees and up to 150,000 options to purchase Common Stock to non-employee directors, respectively. The Company will not grant any additional options under the 1992 Plan.

     The following table summarizes stock option activity:


                                                                     WEIGHTED
                                                     RANGE OF        AVERAGE
                                                     EXERCISE        EXERCISE
                                     NUMBER OF      PRICES PER      PRICE PER
                                      SHARES          SHARE           SHARE
                                    ------------   --------------   ---------

Options outstanding at
 October 31, 1996...............        745,323     $0.24-$10.75     $ 5.10

   Granted......................        401,600     18.25-38.625      21.01
   Exercised....................        (96,335)      2.41-18.25       5.66
   Canceled.....................        (11,480)      7.52-18.25       9.18
                                     ----------    -------------   --------
Options outstanding at
  October 31, 1997..............      1,039,108     0.24-38.6257      11.14

    Granted.....................        307,767     7.625-19.937      12.56
    Exercised...................           (839)           7.516       7.52
    Canceled ...................        (77,743)    7.516-38.625      21.49
                                     ----------    -------------   --------
Options outstanding at
  October 31, 1998..............      1,268,293      0.24-36.138      10.95

    Granted ....................        227,766     7.125-11.688       7.35
    Exercised...................           (300)           7.516       7.52
    Canceled ...................        (57,239)     7.125-18.25      10.97
                                     ----------    -------------   --------
Options outstanding at
  October 31, 1999..............      1,438,520     $0.24-$36.13     $10.35
                                     ==========    =============   ========




The following table summarizes information regarding stock options outstanding as of October 31, 1999:

                                                                  OPTIONS
                           OPTIONS OUTSTANDING                   EXERCISABLE
                   -------------------------------------   ---------------------
                                   WEIGHTED     WEIGHTED
                                   AVERAGE       AVERAGE
                       NUMBER     REMAINING     EXERCISE     NUMBER    WEIGHTED
  RANGE OF           OUTSTANDING  CONTRACTUAL    PRICE    EXERCISABLE  AVERAGE
EXERCISE            AT OCTOBER     LIFE IN        PER      AT OCTOBER  EXERCISE
 PRICES              31, 1999       YEARS        SHARE      31, 1999    PRICE
--------------------------------------------------------------------------------
$ 0.24                  3,327        2.2        $ 0.24        3,327    $ 0.24
$ 2.41                330,053        3.5        $ 2.41      330,053    $ 2.41
$ 7.125               172,252        9.1        $ 7.13        4,645    $ 7.13
$ 7.516               223,707        5.9        $ 7.52      218,618    $ 7.52
$ 7.625                71,365        8.8        $ 7.63       20,622    $ 7.63
$ 7.75-$10.938        101,150        9.2        $ 8.72       55,371    $ 9.17
$ 11.563-$13.875       27,800        8.5        $11.57       27,200    $11.57
$ 14.313              112,553        8.1        $14.31        5,790    $14.31
$ 15.745-$17.75        47,907        8.3        $16.97       24,521    $16.74
$ 18.25               305,250        7.1        $18.25      211,900    $18.25
$ 19.938-$36.13        43,156        7.4        $33.59       20,621    $31.56

      As of October 31, 1999, there were 983,383 stock options available for grant under the Company's stock option plans.

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock option plans. The disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS No. 123) were adopted by the Company in fiscal 1997. Had compensation cost for options granted during fiscal 1999, 1998 and 1997 under the stock option plans, as well as the Common Stock issued under the Purchase Plan (see Note 9), been determined based upon the fair value of the options and Common Stock at the date of grant, as prescribed by SFAS No. 123, the Company's pro forma net income (loss) and pro forma net income (loss) per common share would have been reduced to the following amounts:



                                                                   YEAR ENDED OCTOBER 31,
                                                     --------------------------------------------------
                                                           1999              1998            1997
                                                           ----              ----            ----
       Net income (loss)............................  $(10,479,000)     $(11,783,000)     $6,222,000
       Pro forma net income (loss)                     (11,871,000)      (12,994,000)      5,369,000
       Net income (loss) per common share:
             Basic .................................         (1.34)            (1.49)           0.85
             Diluted ...............................         (1.34)            (1.49)           0.80
       Pro forma net income (loss) per common share:
             Basic .................................         (1.56)            (1.68)           0.74
             Diluted ...............................         (1.56)            (1.68)           0.69


 The weighted average fair value of each stock option granted during the years ended October 31, 1999, 1998 and 1997 was $4.13, $6.67 and $13.36,
 respectively. As of October 31, 1999, the weighted average remaining contractual life of each stock option outstanding was 6.4 years. The weighted average remaining contractual life of each stock option granted during the years ended October 31, 1999, 1998 and 1997 was 9.2, 8.4 and 7.2 years, respectively. The fair value of each option grant is estimated on the date of grant using the Black - Scholes option pricing model with the following weighted average assumptions:

                                               YEAR ENDED OCTOBER 31,
                                     ---------------------------------------
                                         1999          1998            1997
                                         ----          ----            ----
Risk - free interest
  rate ..........................        4.66%        5.37%          6.26%
Expected dividend yield .........         -             -              -
Expected life ...................      5.5 years     5.5 years     5.5 years
Expected volatility .............          58%          58%            53%

      Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

      In fiscal 1997, the Company granted stock options to purchase an aggregate of up to 56,000 shares of Common Stock to an employee and certain consultants for which the Company has recorded deferred compensation based upon the difference between the deemed value for accounting purposes of the Company's Common Stock and the exercise price per share on the date of option grant. The deferred compensation balance will be amortized as compensation expense over the option vesting periods which range from one to four years. In fiscal 1998, the Company granted stock options to purchase up to 1,205 shares of Common Stock to a consultant in exchange for services provided to the Company. In fiscal 1999 the Company granted stock options to purchase up to 2,585 shares of Common Stock to consultants in exchange for services provided to the Company. The difference between the deemed value for accounting purposes of the Company's Common Stock and the exercise price per share on the date of option grant was recorded as an expense.

11.   EMPLOYEE BENEFIT PLANS:

      The Company has a defined contribution retirement plan for the benefit of eligible employees. Management believes that the plan qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan provides for matching contributions by the Company at a discretionary percentage of eligible pre-tax contributions by the employee. Matching contributions by the Company were $308,000, $310,000 and $206,000 for the years ended October 31, 1999, 1998 and 1997, respectively.

      In fiscal 1995, the Company established a profit-sharing plan for the benefit of eligible employees. The plan provides for a target contribution of approximately 2% of total planned salaries and wages, with actual payments based upon the achievement of certain annual performance results. The Company recorded profit sharing expense of $0, $ 0 and $175,000 for the years ended October 31, 1999, 1998 and 1997, respectively.


12.   RELATED PARTY TRANSACTIONS:

     The Company recorded commission expense in fiscal 1999, 1998 and 1997 of $597,000, $391,000 and $3,948,000, respectively, related to commissions payable to a sales agent which is partially owned by a shareholder of the Company. Commissions payable to this sales agent included in accrued expenses as of October 31, 1999 and 1998 were $377,000 and $1,437,000, respectively. The distributor is controlled by an individual who is a director and shareholder of the Company. The Company also recorded net sales in fiscal 1998 and 1997 of $4,891,000 and $6,760,000, respectively, to a semiconductor company controlled by the same director of the Company.


13.   INCOME TAXES:

     The components of income (loss) before income taxes are as follows:

                                    YEAR ENDED OCTOBER 31,
                   --------------------------------------------------
                       1999               1998                1997
                       ----               ----                ----
     Domestic      $(15,972,000)      $(18,707,000)        $7,729,000
     Foreign             95,000            178,000          1,159,000
                   ------------       ------------         ----------
                   $(15,877,000)      $(18,529,000)        $8,888,000
                   ============       ============         ==========



     The components of the income tax provision (benefit) are as follows:


                                       YEAR ENDED OCTOBER 31,
                          -----------------------------------------------
                               1999             1998            1997
                               ----             ----            ----
 Current:
    Federal               $         -       $(2,280,000)    $2,936,000
    Foreign                    38,000           116,000        412,000
    State                           -            (4,000)        75,000
                          -----------       -----------     ----------
                               38,000        (2,168,000)     3,423,000
                          -----------       -----------     ----------
 Deferred:
    Federal                (5,362,000)       (4,528,000)      (732,000)
    State                     (74,000)          (50,000)       (25,000)
                          -----------       -----------     ----------
                           (5,436,000)       (4,578,000)      (757,000)
                          -----------       -----------     ----------
                          $(5,398,000)      $(6,746,000)    $2,666,000
                          ===========       ===========     ==========

      Income tax expense (benefit) differs from the amount currently payable or receivable because certain expenses, primarily depreciation and accruals, are reported in different periods for financial reporting and income tax purposes.

      The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

                                                 YEAR ENDED OCTOBER 31,
                                             -------------------------------
                                               1999        1998        1997
                                               ----        ----        ----
Federal statutory rate ....................    (34.0)%     (34.0)%     34.0%
State income taxes, net of
  federal benefit .........................     (0.3)       (0.2)       0.4
Foreign and U.S. tax effects attributable
  to foreign operations                          0.1         0.3       (4.9)
Research and development credit ...........     (0.1)       (0.9)      (0.3)
Other .....................................      0.3        (1.6)       0.8
                                               ------     ------     ------
                                               (34.0)%     (36.4)%     30.0%
                                               ======     ======     ======

     The components of the net current and long-term deferred tax assets and liabilities, measured under SFAS No. 109, are as follows:


                                                  OCTOBER 31,
                                        -------------------------------
                                             1999             1998
                                             ----             ----
     Deferred tax assets-
        Net operating loss carry
          forwards.....................    $8,026,000      $2,715,000
        Tax credit carry forwards           1,557,000       1,374,000
        Inventories ...................       445,000         400,000
        Warranty and installation
          accrual .....................       957,000         685,000
        Commissions....................       244,000         387,000
        Other .........................       285,000         435,000
                                          -----------     -----------
                                            11,514,000      5,996,000
     Deferred tax liability-
        Depreciation .................       (116,000)        (28,000)
                                          -----------     -----------
           Net deferred tax asset .....   $11,398,000      $5,968,000
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

14. CUSTOMER AND GEOGRAPHIC INFORMATION:

      The Company's operations are conducted in one business segment. Export net sales were $10,430,000, $15,228,000, and $49,019,000 in fiscal 1999, 1998 and
1997, respectively. Export net sales to Europe and East Asia were $1,138,000 and $9,293,000 in fiscal 1999, $5,982,000 and $9,245,000 in fiscal 1998 and
$13,427,000 and $35,592,000 in fiscal 1997, respectively,

      The following table summarizes significant customers with net sales in excess of 10% of net sales:


                                         YEAR ENDED OCTOBER 31,
                                  ----------------------------------------
                 CUSTOMER             1999          1998            1997
                 --------             ----          ----            ----

     A .......................     $7,914,000     $6,499,000              *

     B .......................      4,504,000              *              *

     C .......................              *      4,891,000              *

     D .......................              *      4,404,000    $ 8,534,000

     E .......................              *      3,452,000              *

     F .......................              *      3,427,000              *

     G .......................              *              *     16,100,000

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


16. COMMITMENTS AND CONTINGENCIES:

      In fiscal 1995, the Company entered into a non-cancelable lease for office facilities with an expiration date in November 2000 and annual rental payments of $548,000 per year. In fiscal 1997, the Company entered into a non-cancelable agreement to lease a 60,000 square foot production facility and an 80,000 square foot office facility to be built for the Company in Exton, Pennsylvania. The operating lease has an initial term of 20 years and minimum annual rental payments of $1,482,250 for each year of the initial term. Options to extend the term of the lease for a total of 9.5 additional years at minimum annual rental payments of not more than $1,518,037 and a subsequent additional 5.5 years at fair market value are included in the lease. Rentals began on the production facility in October 1998 and rentals on the office facility began in April 1999. The Company occupied the production facility in February 1999 and the office facility in April 1999.


Future minimum rental payments as of October 31, 1999 on these leases are as follows:

        FISCAL YEAR
        -----------
           2000                              $1,582,000
           2001                               1,482,000
           2002                               1,482,000
           2003                               1,482,000
           2004                               1,482,000
           Thereafter                        21,087,000

      The Company has asserted claims of its U.S. Patent Nos. 4,911,761 (the "761 patent"), 4,778,532 (the "`532 patent") and 4,917,123 (the "`123) patent against three defendants in four actions, alleging infringement, inducement of infringement, and contributory infringement of various claims of these patents. In the first of these actions, on December 12, 1997, a jury in the United States District Court for the District of Delaware returned a verdict that the defendant willfully infringed the `761 patent, that the `761 patent was not invalid and awarded the Company damages of $3,105,000. The defendant appealed the verdict and various rulings by the District Court. On May 13, 1999, the United States Court of Appeals for the Federal Circuit ("CAFC") affirmed the judgment of the District Court in all respects except one. With respect to infringement, the CAFC vacated the judgment and remanded the case to the District Court for reconsideration of its holding of literal infringement. On November 8, 1999, the District Court issued an opinion that upheld the finding of literal infringement by the defendant and reinstated the judgement and injunction in favor of the Company. The defendant has appealed this decision.

      In the second action on the `761 patent, the Company seeks damages and a permanent injunction to prevent further infringement. The District Court issued a decision granting summary judgment in favor of the defendant stating that the `761 patent was not infringed. The District Court has subsequently agreed to reconsider this decision and has not yet acted on this reconsideration. The Company has sued this same defendant in a separate, third action over the `532 and `123 patents. The defendant has asserted counter claims for alleged tortious interference with prospective economic advantage and defamation, and seeks compensatory and punitive damages. Discovery in this action closed on December 10, 1999 and the related trial is scheduled to begin for May 2000.

      In addition, the Company is both a defendant and a counterclaim plaintiff in a fourth litigation where the plaintiff seeks a declaratory judgment that the `761 patent is not infringed and that the `761 patent is invalid. The Company has counterclaimed alleging infringement and contributory infringement of all of the `761, `532 and `123 patents. Discovery is presently ongoing. A claims construction hearing was held on November 12, 1999, and an initial claims construction order issued on December 9, 1999. Trial currently is scheduled for late September, 2000.

      Furthermore, in Europe, a competitor has filed nullification proceedings against the Company's drying patents in Germany (DE68921757.8), UK (EP428,784), France (EP428,784), Netherlands (23184), and Ireland (66389). The same competitor filed a similar nullification proceeding in Japan (2,135,270). The Company chose to abandon the UK patent (UK EP 428,784) because in its judgment, the anticipated costs of defending the nullity action were not warranted in view of the patent's limited added value to its existing patent portfolio in the UK. The Company is proceeding to defend the remaining patents, but may choose to abandon one or more based on a cost benefit analysis. These remaining proceedings could result in the nullification of any or all of the subject patents in the respective countries.

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


                              CFM Technologies, Inc.


                              By: /s/  ROGER A. CAROLIN
                                  ---------------------------------------
                                     Roger A. Carolin
                                     President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

      SIGNATURE                         TITLE                        DATE
      ---------                         -----                        ----

/s/  CHRISTOPHER F. MCCONNELL     Chairman of the Board        January 21, 2000
-----------------------------     of Directors


/s/  ROGER A. CAROLIN             President, Chief Executive   January 21, 2000
-----------------------------     Officer and Director
                                  (Principal Executive
                                  Officer)

/s/  LORIN J. RANDALL             Vice President, Chief        January 21, 2000
-----------------------------     Financial Officer,
                                  Treasurer and Secretary
                                  (Principal Financial
                                  Officer and Principal
                                  Accounting Officer)

/s/  JAMES J. KIM                 Director                     January 21, 2000
-----------------------------

/s/  BRAD S. MATTSON              Director                     January 21, 2000
-----------------------------

/s/  JOHN F. OSBORNE              Director                     January 21, 2000
------------------------------

/s/  MILTON S. STEARNS, JR.       Director                     January 21, 2000
-----------------------------

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

10.24 Agent Agreement dated April 15, 1997 by and between Aneric Enterprise PTE Limited and CFM Technologies, Inc.

10.25 Agent Agreement dated October 29, 1997 by and between Silicon International Ltd. and CFM Technologies, Inc.

21          Subsidiaries of the registrant.

23.1        Consent of Arthur Andersen LLP.

27          Financial Data Schedule.

-------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-80359) declared effective on June 18, 1996.

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