Form 10-Q
period 2000-01-31
CFM TECHNOLOGIES INC
filed 2000-03-14
CIK 849323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
   [  X ]     Quarterly Report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934 for the quarterly period ended
              January 31, 2000.
                                    or
   [    ]     Transition Report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934 For the transition period from _________ to __________

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

                 150 OAKLANDS BLVD., EXTON, PENNSYLVANIA, 19341
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                         Yes __X__      No _____

     The number of outstanding shares of the Registrant's Common Stock, no par value per share, on March 10, 2000 was 7,834,417.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

PART 1.  FINANCIAL INFORMATION

    Item 1. Consolidated Financial Statements:

            Consolidated Balance Sheets (unaudited)
            January 31, 2000 and October 31, 1999 ............. 3

            Consolidated Statements of Operations (unaudited)
            Three months ended January 31, 2000 and 1999 ...... 5

            Consolidated Statements of Cash Flows (unaudited)
            Three months ended January 31, 2000 and 1999 ...... 6

            Notes to Consolidated Financial Statements ........ 7

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations  .............. 9


PART II.  OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of
             Security Holders ...............................   15

     Item 5. Other Information ...............................  15

     Item 6. Exhibits and Reports on Form 8-K ................  15

             Signatures .....................................   16

             Exhibit Index ..................................   17

                          PART 1. FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS


                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                               January 31,        October 31,
                   ASSETS                         2000               1999
                                                  ----               ----
CURRENT ASSETS:
   Cash and cash equivalents ..........         $  6,645          $ 13,967
   Short-term investments .............           10,635            10,249
   Accounts receivable ................           17,246            14,826
   Inventories ........................           18,766            17,039
   Prepaid expenses and other .........              919               796
   Deferred income taxes ..............            2,240             1,958
                                                --------          --------
        Total current assets ..........           56,451            58,835
                                                --------          --------

PROPERTY, PLANT AND EQUIPMENT:
   Land ...............................              540               540
   Building and improvements ..........            5,946             5,932
   Machinery and equipment ............           14,624            14,239
   Furniture and fixtures .............            1,562             1,565
                                                --------          --------
                                                  22,672            22,276
   Less - Accumulated depreciation
      and amortization.................           (9,408)           (8,739)
                                                --------          --------
      Net property, plant and equipment           13,264            13,537
                                                --------          --------
OTHER ASSETS ..........................           10,510             9,714
                                                --------          --------
                                                $ 80,225          $ 82,086
                                                ========          ========







   The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                  January 31,      October 31,
    LIABILITIES AND SHAREHOLDERS' EQUITY             2000             1999
                                                     ----             -----
CURRENT LIABILITIES:
   Current portion of long-term debt .......       $    586          $    589
   Accounts payable ........................          3,842             3,930
   Accrued expenses ........................          9,749             9,246
                                                   --------          --------
            Total current liabilities ......         14,177            13,765
                                                   --------          --------
LONG-TERM DEBT .............................          1,498             1,628

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value;
    1,000,000 authorized shares; no shares
    issued or outstanding ..................           --                --
  Common stock, no par value; 30,000,000
    authorized shares; 8,057,517 and
    8,035,328 shares issued ................         81,771            81,495
  Treasury stock, 223,100 and 223,100 common
    shares at cost .........................         (1,858)           (1,858)
  Deferred compensation ....................           (149)              (23)
  Retained deficit .........................        (15,214)          (12,921)
                                                   --------          --------
            Total shareholders' equity .....         64,550            66,693
                                                   --------          --------
                                                   $ 80,225          $ 82,086
                                                   ========          ========







   The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                       Three Months Ended
                                                          January 31,
                                                   --------------------------
                                                      2000           1999
                                                      ----           ----
NET SALES ................................         $ 12,706          $  6,052
COST OF SALES ............................            7,780             4,837
                                                   --------          --------
     Gross profit ........................            4,926             1,215
                                                   --------          --------

OPERATING EXPENSES:
     Research, development and engineering            2,497             2,471
     Selling, general and administrative .            6,169             3,552
                                                   --------          --------
           Total operating expenses ......            8,666             6,023
                                                   --------          --------
           Operating loss ................           (3,740)           (4,808)

INTEREST (INCOME) EXPENSE, NET ...........             (266)             (426)
                                                   --------          --------
      Loss before income taxes ...........           (3,474)           (4,382)

INCOME TAX BENEFIT .......................           (1,181)           (1,490)
                                                   --------          --------
NET LOSS .................................         $ (2,293)         $ (2,892)
                                                   ========          ========

NET LOSS PER COMMON SHARE:
      Basic ..............................         $  (0.29)         $  (0.37)
                                                   ========          ========
      Diluted ............................         $  (0.29)         $  (0.37)
                                                   ========          ========

SHARES USED IN COMPUTING NET LOSS
PER COMMON SHARE:
      Basic ..............................            7,816             7,860
                                                   ========          ========
      Diluted ............................            7,816             7,860
                                                   ========          ========







   The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       Three Months Ended
                                                           January 31,
                                                     ------------------------
                                                        2000          1999
                                                        ----          ----
OPERATING ACTIVITIES:
Net loss ........................................    $ (2,293)      $ (2,892)
Adjustments to reconcile net loss to net
  cash used in operating activities
   Depreciation and amortization ................         669            740
   Deferred compensation ........................        (125)             6
   Deferred income tax benefit ..................      (1,181)        (1,490)
   (Increase) decrease in -
      Accounts receivable .......................      (2,420)          (323)
      Inventories ...............................      (1,727)           (94)
      Prepaid expenses and other current assets .        (123)            70
      Other assets ..............................         103            462
   Increase (decrease) in -
      Accounts payable ..........................          88          1,180
      Accrued expenses ..........................         503           (558)
                                                     --------       --------
   Net cash used in operating activities ........      (6,506)        (2,899)
                                                     --------       --------
INVESTING ACTIVITIES:
   Purchases of short-term investments ..........      (4,682)       (23,130)
   Proceeds from short-term investments .........       4,296          7,895
   Purchases of property, plant and equipment ...        (396)        (1,472)
                                                     --------       --------
   Net cash used in investing activities ........        (782)       (16,707)
                                                     --------       --------
FINANCING ACTIVITIES:
   Payments on long-term debt ...................        (133)          (165)
   Proceeds from exercise of stock options ......          56           --
   Tax benefits from exercise of stock options ..          43           --
   Purchase of treasury shares at cost ..........        --             (103)
                                                     --------       --------
   Net cash used in financing activities ........         (34)          (268)
                                                     --------       --------

NET DECREASE IN CASH ANDCASH EQUIVALENTS ........      (7,322)       (19,974)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..      13,967         31,649
                                                     ========       ========
CASH AND CASH EQUIVALENTS, END OF PERIOD ........    $  6,645       $ 11,775
                                                     ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest expense ...............    $     41       $     55
   Cash received for interest income ............         302            474
   Cash paid for income taxes ...................           1              6

-------------------------------------------------------------------------------






   The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION:

     The condensed financial statements included herein have been prepared by CFM Technologies, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are of a normal recurring nature to provide a fair statement of the results for the periods covered. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.


(2) ACCOUNTS RECEIVABLE:

     Accounts receivable are net of allowances for doubtful accounts of $13,000 as of January 31, 2000.


(3) INVENTORIES:

                               January 31, 2000    October 31, 1999
                               ----------------    ----------------
        Raw materials            $ 7,840,000         $ 9,282,000
        Work in progress           9,108,000           6,813,000
        Finished goods             1,818,000             944,000
                                 ===========         ===========
                                 $18,766,000         $17,039,000
                                 ===========         ===========

     Finished goods is comprised of evaluation units at customer sites.

(4) NET LOSS PER SHARE:

     Basic net loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share for the three months ended January 31, 2000 and 1999 would have been antidilutive if it reflected the potential dilution from the exercise of outstanding stock options into common stock, and therefore was not included in the calculation.

     The net loss and weighted average common shares outstanding for purposes of calculating net loss per common share are computed as follows:


                                                    Three Months Ended
                                                        January 31,
                                              --------------------------------
                                                  2000              1999
                                                  ----              ----

Net loss used for basic and diluted net
  loss per common share                       ($2,293,000)        ($2,892,000)
                                              ===========       =============

Weighted average common shares
  outstanding used for basic and diluted
  net loss per common share                     7,816,000           7,860,000
                                              ===========       =============

Net loss per common share,
  basic and diluted                                ($0.29)             ($0.37)
                                              ===========       =============

(5) GEOGRAPHIC INFORMATION:

     Historically, a significant portion of the Company's sales have been to Asian companies. Sales to Asian customers for the quarter ended January 31, 2000 were $6.7 million while $8.3 million was included in accounts receivable due from Asian customers.

(6) STOCK REPURCHASE AUTHORIZATION:

     On June 9, 1998, the Board of Directors authorized the Company to repurchase up to 750,000 shares of the Company's common stock in open market, privately negotiated or other transactions in conformity with the rules of the Securities and Exchange Commission. As of January 31, 2000, the Company had repurchased 223,100 shares of the Company's common stock.

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

     The Company has derived substantially all of its revenues from the sale of a relatively small number of its systems, which typically range in price from $1.2 million to over $3.0 million. The Company sells its systems worldwide and records a significant portion of its sales to customers outside the United States. The Company's international sales have occurred in Korea, Europe, Taiwan, Japan and Israel. The Company anticipates that international sales will continue to account for a significant portion of net sales, although the percentage of international sales is expected to fluctuate from period to period.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated, expressed as a percentage of net sales:

                                          Three Months Ended
                                              January 31,
                                        -----------------------
                                         2000            1999
                                         ----            ----
        Net sales                       100.0%          100.0%
        Gross profit                     38.8%           20.1%
        Research, development
          and engineering                19.7%           40.8%
        Selling, general and
          administrative                 48.6%           58.7%
        Operating loss                  (29.4%)         (79.4%)
        Loss before income
        taxes                           (27.3%)         (72.4%)
        Net loss                        (18.0%)         (47.8%)


     Net Sales. Net sales of $12.7 million for the three month period ended January 31, 2000 increased 110% from $6.1 million in the first quarter of fiscal 1999. Net sales were $9.2 million in the fourth quarter of fiscal 1999. Sales results for the first quarter of fiscal 2000 reflects the impact of the overall semiconductor industry recovery. The Company believes that a continued increase in capacity utilization and a robust outlook for device sales are driving customers to accelerate spending plans for new capacity.

     International sales represented 69.3% and .4% of total net sales in the three months ended January 31, 2000 and 1999, respectively. Historically, a significant portion of the Company's revenues have been derived from international sales.

     Gross Profit. Gross profit as a percentage of net sales increased to 38.8% to $4.9 million in the three month period ended January 31, 2000 compared to 20.1%, or $1.2 million for the corresponding period in fiscal 1999. The increase in the gross profit percentage is primarily due to increased manufacturing production volume.

     Research, Development and Engineering. Research, development and engineering expenses remained at $2.5 million for the three month periods ended both January 31, 2000 and 1999. The Company continues to invest in new process applications and functionality for its Full-Flow platform, including the version of this platform designed to process 300mm wafers, which is expected to be the next standard wafer size in wet processing equipment. The Company expects research, development and engineering expenses in the remainder of fiscal 2000 to continue at approximately this same level.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $6.2 million or 48.6% of net sales in the quarter ended January 31, 2000 from $3.6 million or 58.7% of net sales in the quarter ended January 31, 1999. Expenses for the quarter increased due to patent litigation costs of approximately $1.5 million. These costs are anticipated to remain at that level through the third quarter of 2000. Sales commissions to sales agents in East Asia and investments in service and support infrastructure also increased during the quarter.

     Interest (Income) Expense, Net. Interest income, net of interest expense, was $266,000 and $426,000 in the quarters ended January 31, 2000 and 1999, respectively. Net interest income was the result of interest income earned by the Company from investment of funds not immediately needed to support the Company's operations.

     Income Taxes. The Company's effective tax rate was 34% during the three months ended January 31, 2000 and 1999. The income tax benefit recorded during the quarter ended January 31, 2000 has been recorded as a deferred income tax asset. Based on an assessment of the Company's taxable earnings history and expected future taxable income, management has determined that it is more likely than not that the net deferred tax assets will be realized in future periods. The Company may be required to provide a valuation allowance for this asset in the future if it does not generate sufficient taxable income as planned. Additionally, the ultimate realization of this asset could be negatively impacted by market conditions and other variables not known or anticipated at this time.

BACKLOG

     As of January 31, 2000, the Company's backlog of orders was $12.2 million, compared to $4.4 million as of January 31, 1999. Orders from Asia accounted for 72% of total orders received during the three months ending January 31, 2000, with the balance coming from the U.S. (25%) and Europe (3%). It has been the experience of the Company that neither reported backlog at a particular date nor the pattern of receipt of orders is necessarily indicative of future orders or revenues.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 2000, the Company had $6.7 million in cash and cash equivalents, $10.6 million in short-term investments and $42.3 million in working capital. At October 31, 1999 the Company had $14.0 million in cash and cash equivalents, $10.2 million in short-term investments and $45.1 million in working capital.

     Net cash of $6.5 million was used by operating activities during the first quarter of fiscal 2000 compared to $2.9 million used by operating activities during the first quarter of fiscal 1999. The net cash used in operating activities in the first quarter of 2000 was primarily a result of the net loss of $2.3 million, the income tax benefit of $1.2 million, an increase in accounts receivable of $2.4 million and an increase in inventories of $1.7 million. The net cash used in operating activities in the first quarter of 1999 was primarily the result of the net loss of $2.9 million, income tax benefit of $1.5 million and increase in accounts receivable of $0.3 million.

     Acquisitions of property, plant and equipment were $0.4 million for the first quarter of fiscal 2000 compared to $1.5 million for the quarter of fiscal 1999. Acquisitions during the first quarter of fiscal 2000 were primarily for the purchase of systems control software while acquisitions in the first quarter of 1999 were related to the acquisition of leasehold improvements for the Company's production and administrative facilities.

     The Company has a relationship with a commercial bank which includes a mortgage on one of the Company's manufacturing facilities in the amount of $0.7 million and a $7.5 million unsecured revolving demand line of credit with an interest rate equal to the bank's overnight borrowing rate. The mortgage bears interest at an annual rate of 8.3%. As of January 31, 2000, no balance was outstanding under the Company's line of credit.

     The Company also has mortgage notes payable to the Pennsylvania Industrial Development Authority in the amount of $0.5 million bearing interest at 2.0% and to the Chester County Development Council in the amount of $0.1 million bearing interest at 5.0%. In addition, the Company has outstanding capital lease obligations in the amount of $0.9 million bearing interest at rates ranging from 7% to 12% per annum.

     The Company had outstanding accounts receivable of approximately $17.2 million and $14.8 million as of January 31, 2000 and October 31, 1999, respectively. As of January 31, 2000 the Company had accounts receivable of $8.3 million from companies located in Asia. The Company recorded an allowance for doubtful accounts of $13,000 in the first quarter of fiscal 2000. Management believes that no additional allowance for doubtful accounts receivable is needed at this time as the Company believes that such accounts receivable are fully realizable. Management performs an ongoing evaluation of the status of accounts receivable balances in order to determine if any additional allowances or any write-offs are necessary. The Company may be required to record significant additional allowances in future periods should it determine that any of its accounts receivable become uncollectable.

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


YEAR 2000

     The Company expended significant efforts commencing in 1997 to prepare for potential problems as a result of the Year 2000 date recognition problem. No material disruptions of product operations, Company operations, or supplier or service provider operations have been encountered, through the date of this report.

     Management will, in conjunction with its customers, continue to evaluate currently identified and as yet unforeseen potential Year 2000 issues in its products that could adversely affect customers' production capabilities. Management will also continue to evaluate and monitor identified and as yet unforeseen potential Year 2000 issues with its internal systems, vendors and service providers.

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


LITIGATION

     The Company has asserted claims of its U.S. Patent No. 4,911,761 (the "`761 patent") against defendants in two actions, CFMT, Inc. and CFM Technologies, Inc. v. STEAG Microtech, Inc., Civil Action No. 95-CV442 and CFMT, Inc. and CFM Technologies, Inc. v. YieldUP International Corp., Civil Action No. 95-549-RRM, alleging infringement, inducement of infringement, and contributory infringement of the patent. The Company asserted claims of U.S. Patent Nos. 4,778,532 (the "`532 patent") and 4,917,123 (the "`123 patent") against the second defendant in a subsequent action, CFMT, Inc and CFM Technologies. v. YieldUP International Corp., Civil Action No. 98-790-RRM. In addition, the Company is also both a defendant and a counterclaim plaintiff in a fourth litigation, Dainippon Screen Manufacturing Co., Ltd. and DNS Electronics, LLC v. CFMT, Inc. and CFM Technologies, Inc., Civil Action No. 97-20270 JW. In this action, the plaintiff, seeks a declaratory judgment of non-infringement, invalidity, and unenforceability of the `761 patent and U.S. Patent No. 4,984,597 (the" `597 patent"). The Company has counterclaimed alleging infringement, inducement of infringement, and contributory infringement of the `761 patent, the `532 patent, the `123 patent, and the `597 patent. Dainippon Screen Manufacturing Co., Ltd. and DNS Electronics, LLC has also filed an antitrust count against the Company.

     On July 10, 1995, the Company filed an action against STEAG Microtech, Inc. ("STEAG") in the United States District Court for the District of Delaware. The Company sought damages and a permanent injunction to prevent further infringement. STEAG Microtech Inc. denied infringement and has asserted, among other things, that the `761 patent is invalid and unenforceable. On December 12, 1997, the jury returned a verdict that STEAG Microtech Inc. willfully infringed the `761 patent and that the patent was not invalid. The jury awarded the Company damages of $3,105,000. The District Court subsequently upheld the jury's verdict and entered final judgment and a permanent injunction in the Company's favor. STEAG appealed the verdict and various rulings by the District Court to the Court of Appeals for the Federal Circuit ("CAFC"). On May 13, 1999, the CAFC affirmed the judgment of the District Court in all respects except one. With respect to infringement, the CAFC vacated the judgment and remanded the case to the District Court for reconsideration of its holding of literal infringement. On November 8, 1999 the District Court issued an opinion that upheld the finding of literal infringement and reinstated the judgement and injunction in favor of CFM. STEAG appealed this November 8, 1999 decision. All briefing for the appeal has been filed with the CAFC. No date has been set for the appellate hearing.

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

     On December 30, 1998, the Company filed an additional lawsuit in Federal Court in Wilmington, Delaware charging patent infringement of the '123 and '532 patents against YieldUP. The Company is seeking a permanent injunction preventing YieldUP from using, making or selling equipment that violates these patents and requests damages for past infringement. YieldUP amended its answer to the Company's Complaint, asserting counter claims for alleged tortious interference with prospective economic advantage and defamation, and seeking compensatory and punitive damages. Fact discovery in this lawsuit closed on December 10, 1999. A claims construction hearing for this action is scheduled for March 15, 2000. Trial is currently scheduled for May 1,2000.

     In March, 1997, a third competitor, Dainippon Screen Mfg. Co. Ltd. and DNS Electronics LLC (collectively "DNS"), filed a suit against the Company in the United States District Court for the Northern District of California. In this action, DNS requested the Court to declare that DNS does not infringe the `761 patent and that the patent is invalid and unenforceable. DNS sought monetary damages and injunctive relief for alleged violations of the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising. The Court dismissed this action on the grounds of lack of personal jurisdiction and absence of an indispensable party. DNS appealed this ruling and the appellate court reversed the district court decision on April 29, 1998. The causes of action relating to the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising have been dismissed. The remainder of the case has been returned to the district court. The Company answered DNS's Complaint and counterclaimed, alleging infringement by DNS of the '532, '123, and '761 patents. Discovery is presently ongoing. A claims construction hearing was held on November 12, 1999, and an initial Claims Construction Order issued on December 9, 1999. Each party subsequently submitted papers to the court seeking a review of portions of the claim construction. DNS is seeking reconsideration of the construction of two terms, while the Company is seeking clarification of two others. DNS has recently added two new counts to this litigation: one for antitrust violations and an additional declaratory judgment count. The antitrust count purports that the Company knowingly brought causes of action against competitors with a patent that the Company knew was invalid or unenforceable. In the new declaratory judgment count, DNS has asked the court to declare that DNS does not infringe the `597 patent and that this patent is invalid and unenforceable. The Company counterclaimed asserting infringement, inducement of infringement, and contributory infringement of the `597 patent. As a result of the addition of the new counts, the trial schedule is presently undetermined, but the trial will not occur before at least late September, 2000.

     Furthermore, STEAG Microtech Inc. has filed nullification proceedings against the Company's drying patents in Germany (DE68921757.8), France (EP428,784), Netherlands (23184), Ireland (66389) and Japan (2,135,270). The
Company is proceeding to defend these patents, but may chose to abandon one or more based on a cost benefit analysis. These proceedings could result in the nullification of any or all of the subject patents in the respective countries.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is reviewing these views and assessing whether any of these interpretations of generally accepted accounting principles may cause the Company to report a change in accounting principle. In compliance with SAB 101, the Company is required to and will make such a determination and report the impact of such a change, if any, no later than the first quarter of fiscal year 2001. While management believes that its revenue recognition policies conform with the generally accepted accounting principles that have been used consistently in practice in the capital equipment industry, certain issues raised in SAB 101, including delivery and performance revenue recognition criteria, could be interpreted to cause a change in accounting principle by the Company and many other companies in the capital equipment industry. At this time, the effect of SAB 101 on the Company's operating results in any future period cannot be fully determined; however, such a change could materially adversely affect the Company's financial position and results of operations.


FORWARD LOOKING STATEMENTS

     Statements in this Quarterly Report on Form 10-Q, including those concerning the Company's expectations of future sales, gross profits, research, development and engineering expenses, selling, general and administrative expenses, product introductions and cash requirements, contain certain forward-looking statements. As such, actual results may vary materially from such expectations. Factors which could cause actual results to differ from expectations include variations in the level of orders, which can be affected by general economic conditions and growth rates in the semiconductor industry and in the markets served by the Company's customers, the international economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by the Company or its competitors, ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs or failure to realize a successful outcome to pending patent litigation, all of which constitute significant risks. There can be no assurance that the Company's results of operations will not be adversely affected by one or more of these factors.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of stockholders was held on March 9, 2000. The following are results of the voting on the proposal submitted to the stockholders at the annual meeting:

     Proposal No. 1:

     Election of Directors. The following individuals were elected as directors:

                   NAME                       FOR            WITHHELD
                   ----                       ---            --------
             Christopher F. McConnell      6,945,271         110,177
             Roger A. Carolin              6,945,371         110,077
             James J. Kim                  6,945,271         110,177
             Brad S. Mattson*              6,945,271         110,177
             John F. Osborne               6,945,271         110,177
             Milton S. Stearns, Jr.        6,945,271         110,177


             * See Item 5 below.


ITEM 5. OTHER INFORMATION

     Mr. Brad S. Mattson resigned his position as a member of the Company's board of directors, which became effective March 14, 2000.


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


 Dated:  March 14, 2000



                                 CFM Technologies, Inc.
                                            (Registrant)


                             By: /s/ ROGER A. CAROLIN
                                     -----------------------------------
                                     Roger A. Carolin
                                     Chief Executive Officer



                             By: /s/ LORIN J. RANDALL
                                     -----------------------------------
                                     Lorin J. Randall
                                     Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT

27    Financial Data Schedule.