Form 10-Q/A
period 2000-01-31
CFM TECHNOLOGIES INC
filed 2000-03-17
CIK 849323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


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

ITEM 5.  OTHER INFORMATION

     Information reported under Item 5, Other Information, in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2000, filed on March 14, 2000, was erroneous. The composition of the Company's Board of Directors is unchanged.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Dated:  March 17, 2000

                                            CFM Technologies, Inc.
                                            (Registrant)


                                           By: /s/ Roger A. Carolin
                                                   ------------------------
                                                   Roger A. Carolin
                                                   Chief Executive Officer



                                           By: /s/ Lorin J. Randall
                                                   ------------------------
                                                   Lorin J. Randall
                                                   Chief Financial Officer