Form 10-Q
period 2000-04-30
CFM TECHNOLOGIES INC
filed 2000-06-14
CIK 849323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

      [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2000.
                                            or

      [   ]      Transition Report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 For the transition period from _________ to __________

                           Commission File No. 0-27498

                             CFM TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                               22-2298698
      ------------------------------          -----------------------------
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


                -------------------------------------------------

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

                         Yes  __X__     No ______


     The number of outstanding shares of the Registrant's Common Stock, no par value per share, on June 1, 2000 was 7,872,713.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

PART 1.  FINANCIAL INFORMATION


    Item 1. Consolidated Financial Statements:

            Consolidated Balance Sheets (unaudited) as of
            April 30, 2000 and October 31, 1999 ................. 3

            Consolidated Statements of Operations (unaudited)for
            the Three and Six Months ended April 30, 2000
            and 1999 ............................................ 5

            Consolidated Statements of Cash Flows (unaudited)
            for the Six Months ended April 30, 2000 and 1999..... 6

            Notes to Consolidated Financial Statements .......... 7

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ................. 9


PART II.  OTHER INFORMATION

     Item 5. Other Information  ................................. 15

     Item 6. Exhibits and Reports on Form 8-K ................... 15

             Signatures ......................................... 16

             Exhibit Index ...................................... 17

                          PART 1. FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS


                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                 April 30,       October 31,
                  ASSETS                           2000             1999
                                                 --------         ---------
CURRENT ASSETS:
   Cash and cash equivalents ..........         $  7,767          $ 13,967
   Short-term investments .............            4,756            10,249
   Accounts receivable ................           17,295            14,826
   Inventories ........................           17,596            17,039
   Prepaid expenses and other .........            1,067             2,754
                                                --------          --------
        Total current assets ..........           48,481            58,835
                                                --------          --------

PROPERTY, PLANT AND EQUIPMENT:
   Land ...............................              540               540
   Building and improvements ..........            6,018             5,932
   Machinery and equipment ............           15,436            14,239
   Furniture and fixtures .............            1,559             1,565
                                                --------          --------
                                                  23,553            22,276
   Less - Accumulated depreciation
     and amortization..................          (10,146)           (8,739)
                                                 --------          --------
      Net property, plant and equipment           13,407            13,537
                                                --------          --------
OTHER ASSETS ..........................              330             9,714
                                                --------          --------
                                                $ 62,218          $ 82,086
                                                ========          ========







   The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                     April 30,     October 31,
                                                       2000            1999
    LIABILITIES AND SHAREHOLDERS' EQUITY             --------      -----------

CURRENT LIABILITIES:
   Current portion of long-term debt .......         $    580          $    589
   Accounts payable ........................            2,702             3,930
   Accrued expenses ........................            9,285             9,246
                                                     --------          --------
            Total current liabilities ......           12,567            13,765
                                                     --------          --------

LONG-TERM DEBT .............................            1,369             1,628
                                                     --------          --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value;
    1,000,000 authorized shares; no shares
    issued or outstanding ..................             --                --
  Common stock, no par value; 30,000,000
    authorized shares; 8,062,330 and
    8,035,328 shares issued ................           81,765            81,495
  Treasury stock, 189,617 and 223,100 common
    shares at cost .........................           (1,561)           (1,858)
  Deferred compensation ....................             (133)              (23)
  Retained earnings (deficit) ..............          (31,789)          (12,921)
                                                     --------          --------
            Total shareholders' equity .....           48,282            66,693
                                                     --------          --------
                                                     $ 62,218          $ 82,086
                                                     ========          ========











   The accompanying notes are an integral part of these financial statements.

                         CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                       (UNAUDITED)


                                                      Three Months Ended                   Six Months Ended
                                                           April 30,                          April 30,
                                                 -----------------------------       -------------------------
                                                    2000             1999              2000              1999
                                                    ----             ----              ----              ----
NET SALES ..............................         $ 12,019          $  6,724          $ 24,725          $ 12,776
COST OF SALES ..........................            7,870             4,268            15,650             9,105
                                                 --------          --------          --------          --------
     Gross profit ......................            4,149             2,456             9,075             3,671
                                                 --------          --------          --------          --------

OPERATING EXPENSES:
     Research, development and engineering          2,172             2,711             4,669             5,182
     Selling, general and administrative            6,052             4,365            12,221             7,917
                                                 --------          --------          --------          --------
           Total operating expenses ....            8,224             7,076            16,890            13,099
                                                 --------          --------          --------          --------
           Operating loss ..............           (4,075)           (4,620)           (7,815)           (9,428)

INTEREST (INCOME) EXPENSE, NET .........             (150)             (397)             (416)             (823)
                                                 --------          --------          --------          --------
      Loss before income taxes..........           (3,925)           (4,223)           (7,399)           (8,605)

INCOME TAX PROVISION (BENEFIT) .........           12,578            (1,436)           11,397            (2,926)
                                                 ========          ========          ========          ========
NET LOSS................................         $(16,503)         $ (2,787)         $(18,796)         $ (5,679)
                                                 ========          ========          ========          ========

NET LOSS PER COMMON SHARE:
      Basic ............................         $  (2.09)         $  (0.35)         $  (2.39)         $  (0.72)
                                                 ========          ========          ========          ========
      Diluted ..........................         $  (2.09)         $  (0.35)         $  (2.39)         $  (0.72)
                                                 ========          ========          ========          ========

SHARES USED IN COMPUTING NET LOSS PER
   COMMON SHARE:
      Basic ............................            7,884             7,857             7,866             7,860
                                                 ========          ========          ========          ========
      Diluted ..........................            7,884             7,857             7,866             7,860
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

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                Six Months Ended
                                                                    April 30,
                                                          --------------------------
                                                            2000              1999
                                                          ---------         --------
OPERATING ACTIVITIES:
Net loss ........................................         $(18,796)         $ (5,679)
Adjustments to reconcile net loss to net cash
used in operating activities
   Depreciation and amortization ................            1,437             1,574
   Deferred compensation ........................               67                12
   Deferred income tax provision(benefit) .......           11,376            (2,926)
   (Increase) decrease in -
      Accounts receivable .......................           (2,469)               (8)
      Inventories ...............................             (557)           (1,532)
      Prepaid expenses and other current assets .             (271)            2,732
      Other assets ..............................              (64)              219
   Increase (decrease) in -
      Accounts payable ..........................           (1,228)            1,191
      Accrued expenses ..........................               39              (643)
                                                          --------          --------
Net cash used in operating activities ...........          (10,466)           (5,060)
                                                          --------          --------
INVESTING ACTIVITIES:
   Purchases of short-term investments ..........           (4,903)          (25,848)
   Proceeds from short-term investments .........           10,396            23,567
   Purchases of property, plant and equipment ...           (1,277)           (2,555)
                                                          --------          --------
Net cash provided by (used in) investing
   activities ...................................            4,216            (4,836)
                                                          --------          --------
FINANCING ACTIVITIES:
   Payments on long-term debt ...................             (268)             (331)
   Proceeds from exercise of stock options ......               93               225
   Proceeds from sale of treasury stock .........              225              --
   Purchase of treasury shares, at cost .........             --                (348)
                                                          --------          --------
Net cash provided by (used in) financing
  activities ....................................               50              (454)
                                                          --------          --------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS .....           (6,200)          (10,350)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..           13,967            31,649
                                                          ========          ========
CASH AND CASH EQUIVALENTS, END OF PERIOD ........         $  7,767          $ 21,299
                                                          ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest expense ...............         $    104          $    101
   Cash received for interest income ............              537               824
   Cash paid (refunded) for income taxes ........                1            (2,538)




   The accompanying notes are an integral part of these financial statements.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION:

     The condensed financial statements included herein have been prepared by CFM Technologies, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are of a normal recurring nature and are necessary to provide a fair statement of the results for the periods covered. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.


(2) ACCOUNTS RECEIVABLE:

     Accounts receivables are net of allowances for doubtful accounts of $13,000 and -$0- as of April 30, 2000 and October 31, 1999.

     During the quarter ended April 30, 2000, the Company recorded an accounts receivable write-off of approximately $1,150,000 as a result of a decision by a customer to return a system. The customer requested the right to return the system that was recorded as a sale on June 30, 1999. Although the customer had no commercial right to do so and the product performed under the original specifications included in the customer order, management decided that in the best interest of the customer relationship they agreed to this accommodation. The system did not perform a specific process that the customer desired, however, this process was one which was not part of the original specifications for this order.


(3) INVENTORIES:

                                         April 30,          October 31,
                                           2000                1999
                                       -----------         -----------
              Raw materials            $ 9,612,000         $ 9,282,000
              Work in progress           6,634,000           6,813,000
              Finished goods             1,350,000             944,000
                                       -----------         -----------
                                       $17,596,000         $17,039,000
                                       ===========         ===========


     Finished goods is comprised of evaluation units located at customer sites.

(4) NET LOSS PER COMMON SHARE:

     Basic net loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The exercise of outstanding stock options into common stock would have been antidilutive in the calculation of diluted net loss per common share for the three and six month periods ended April 30, 2000 and 1999, and therefore were not included in the calculations.

     The net loss and weighted average common shares outstanding for purposes of calculating net loss per common share are computed as follows:

                                             Three Months Ended                         Six Months Ended
                                                April 30,                                  April 30,
                                    ---------------------------------          --------------------------------
                                        2000                  1999                 2000                 1999
                                        ----                  ----                 ----                 ----
Net loss used for basic
  and diluted net loss per
  common share                      $(16,503,000)         $(2,787,000)         $(18,796,000)         $(5,679,000)
                                    ============          ===========          ============          ===========

Weighted average common
  shares outstanding
  used for basic net loss per
  common share                         7,884,000            7,857,000             7,866,000            7,860,000
                                    ============          ===========          ============          ===========

Net loss per common share,
  basic and diluted                 $      (2.09)         $     (0.35)         $      (2.39)         $     (0.72)
                                    ============          ===========          ============          ===========


(5) GEOGRAPHIC INFORMATION:

     Historically, a significant portion of the Company's sales has been to Asian companies. Sales to Asian customers for the three and six months ended April 30, 2000 were $8,106,000 and $14,823,000, respectively. Accounts receivable as of April 30, 2000 included $9,555,000 due from Asian customers.


(6) INCOME TAXES:

     Based on an assessment of the Company's recent earnings history and uncertainties related to expected future taxable income, management has determined that it can no longer make the assertion that it is more likely than not that any of the net deferred tax assets recorded as of January 31, 2000 totaling $12,578,000 will be realized in future periods. As a result, the Company recorded a full valuation allowance against its net deferred tax assets in the fiscal quarter ended April 30, 2000. The valuation allowance was recorded in the income tax provision (benefit) in the accompanying statements of operations for the three and six months ended April 30, 2000.


(7) NEW ACCOUNTING PRONOUNCEMENT:

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

     The Company has derived substantially all of its revenues from the sale of a relatively small number of its systems, which range in price from approximately $1.1 million to $3.0 million. The Company sells its systems worldwide and records a significant portion of its sales to customers outside the United States. The Company's international sales have occurred in Korea, Europe, Taiwan, Japan and Israel. The Company anticipates that international sales will continue to account for a significant portion of net sales, although the percentage of international sales is expected to fluctuate from period to period.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated, expressed as a percentage of net sales:

                                       Three Months Ended              Six Months Ended
                                           April 30,                      April 30,
                                    ----------------------         ------------------------
                                     2000            1999           2000             1999
                                     ----            ----           ----             ----
Net sales                           100.0%          100.0%          100.0%          100.0%
Gross profit                         34.5%           36.5%           36.7%           28.7%
Research, development and
engineering                          18.1%           40.3%           18.9%           40.6%
Selling, general and
administrative                       50.4%           64.9%           49.4%           62.0%
Operating loss                      (33.9)%         (68.7)%         (31.6)%         (73.8)%
Loss before income taxes            (32.7)%         (62.8)%         (29.9)%         (67.4)%
Net loss                           (137.3)%         (41.4)%         (76.0)%         (44.5)%


     Net Sales. Net sales for the three month period ended April 30, 2000 of $12.0 million increased 79% from $6.7 million in the corresponding period in fiscal 1999. Net sales in the first quarter of fiscal 2000 were $12.7 million. International sales represented 60.2% and 36.3% of total net sales for the three months ended April 30, 2000 and 1999, respectively. The increase in net sales from the comparable prior year period was due to the continuing impact of the broad semiconductor industry upturn. During the current fiscal quarter, the Company recorded a charge of approximately $0.9 million against earnings as a result of a decision by a customer to return a system. The customer requested the right to return the system that was recorded as a sale on June 30, 1999. Although the customer had no commercial right to do so and the product performed under the original specifications included in the customer order, management decided that in the best interest of the customer relationship they agreed to this accommodation. The system did not perform a specific process that the customer desired, however, this process was one which was not part of the original specifications for this order. Other manufacturing plants operated by this customer ordered three additional systems during the second fiscal quarter of 2000.

     For the first half of fiscal 2000, ended April 30, 2000, net sales of $24.7 million increased 94% from $12.8 million during the first half of fiscal 1999. International sales represented 64.9% and 19% of total net sales for the six months ended April 30, 2000 and 1999, respectively. The increase in net sales from the comparable prior year period was due to the continuing impact of the semiconductor industry upturn.

     Gross Profit. Gross profit as a percentage of net sales was 34.5% in the three-month period ended April 30, 2000 compared to 36.5% for the corresponding period in fiscal 1999. The decrease in the gross margin percentage was the result of reduction in net sales related to the returned system discussed in the prior subsection, absent which, reported gross margin would have been 39.3%. Gross profit was 38.8% in the first fiscal quarter of fiscal 2000.

     During the first half of fiscal 2000, gross profit was 36.7% compared to 28.7% for the first half of fiscal 1999. The increase in the gross profit percentage is attributable to increased manufacturing production volume in fiscal 2000. The Company's gross profit percentage has varied significantly from quarter to quarter and will continue to be affected by a variety of factors, including sales volumes, the mix and average selling prices of systems, sales of OEM automation equipment which yield relatively lower gross profits and the customization of systems.

     Research, Development and Engineering. Research, development and engineering expenses for the three months ended April 30, 2000 declined to $2.2 million from $2.7 million in the corresponding period during fiscal 1999. Research, development and engineering expenses were $2.5 million in the first quarter of 2000. The Company anticipates that research, development and engineering spending in the coming quarters will continue at recent levels.

     Research, development and engineering expenses for the six months ended April 30, 2000 declined to $4.7 million, or 19% of net sales, from $5.2 million, or 41% of net sales, for the corresponding period during fiscal 1999. The Company continues its support of development work on the 300mm project at Semiconductor 300, a joint venture of Infineon Technology and Motorola in Dresden, Germany. The Company is using experience gained in a production environment at Semiconductor 300 as a means to develop new processes for its 300mm system. The Company continues to develop new products and new processes for existing equipment and to invest in its applications laboratory, which is used for process development.

     Selling, General and Administrative. Selling, general and administrative expenses were $6.1 million, or 50% of net sales, in the quarter ended April 30, 2000, compared to $4.4 million, or 65% of net sales, in the quarter ended April 30, 1999. Selling, general and administrative expenses were $6.2 million for the first quarter of 2000. Selling, general and administrative expenses for the second quarter of fiscal 2000 included expenses of approximately $1.4 million related to the Company's ongoing efforts to protect its intellectual property assets as compared to expenses of $0.5 million in the prior year period. These patent litigation costs are expected to decline in the third fiscal quarter of 2000.

     For the six months ended April 30, 2000, selling, general and administrative expenses increased to $12.2 million, or 49% of net sales, from $7.9 million, or 62% of net sales, for the six months ended April 30, 1999. During the first half of fiscal 2000, expenses included approximately $2.9 million related to the Company's ongoing efforts to protect its intellectual property assets as compared to expenses of $0.9 million in the prior year period. Commission expenses were higher in both the three and six month periods ended April 30, 2000 compared to the same periods of fiscal 1999 due to increased sales.

     Interest (Income) Expense, Net. Interest income, net of interest expense, was $397,000 and $150,000 in the quarters ended April 30, 1999 and 2000, respectively.

     Interest income, net of interest expense, for the six months ended April 30, 1999 and 2000 was $823,000 and $416,000, respectively. The net interest income recorded during these periods was the result of interest income earned by the Company from investment of funds not immediately needed to support the Company's operations.

     Income Taxes. Based on an assessment of the Company's recent earnings history and uncertainties related to expected future taxable income, management has determined that it can no longer make the assertion that it is more likely than not that any of the net deferred tax assets recorded as of January 31, 2000 totaling $12,578,000 will be realized in future periods. As a result, the Company recorded a full valuation allowance against its net deferred tax assets in the fiscal quarter ended April 30, 2000. The valuation allowance was recorded in the income tax provision (benefit) in the accompanying statements of operations for the three and six months ended April 30, 2000.

BACKLOG

     As of April 30, 2000, the Company's backlog of orders was $8.8 million, compared to $7.7 million as of April 30, 1999, and $12.2 million as of January 31, 2000. Customer orders, net of returns, for the second quarter of fiscal 2000 were $8.8 million, contributing to orders for the first half of fiscal 2000 of $22.9 million. Orders received from the U.S. accounted for 55% of total orders, with the balance coming from Asia (42%) and Europe (3%) for the quarter ended April 30, 2000. It has been the experience of the Company that neither reported backlog at a particular date nor the pattern of receipt of orders is necessarily indicative of future orders or revenues.

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 2000, the Company had $7.8 million in cash and cash equivalents, $4.8 million in short-term investments and $35.9 million in working capital. At October 31, 1999, the Company had $14.0 million in cash and cash equivalents, $10.2 million in short-term investments and $45.1 million in working capital.

     Approximately $10.5 million was used in operating activities during the six months ended April 30, 2000, as compared with $5.1 million used in operating activities during the six months ended April 30, 1999. The net cash used in operating activities in the first half of 2000 was a result of the net loss of $18.8 million, an increase in accounts receivable of $2.5 million and a decrease in accounts payable of $1.2 million, offset by non-cash charges of $1.4 million of depreciation and amortization and $11.4 million related to deferred taxes.

     During the first half of 1999, net cash of $5.1 million used in operating activities resulted from a net loss of $5.7 million, an increase in net deferred income tax assets of $2.9 million and an increase in inventory levels of $1.5 million. Cash provided by operating activities derived from the receipt of income tax refunds of $2.5 million related to carry back of net operating losses to prior periods, depreciation and amortization of $1.6 million and additional accounts payable of $1.2 million.

     Acquisitions of property, plant and equipment were $1.3 million in the first six months of fiscal 2000 compared to $2.6 million in the first six months of fiscal 1999. Acquisitions during the first half of fiscal 2000 were primarily for the purchase of systems control software while acquisitions in the first half of 1999 were related to the acquisition of leasehold improvements for the Company's production and administrative facilities.

     The Company has a relationship with a commercial bank which includes a mortgage on one of the Company's manufacturing facilities in the amount of $0.7 million and a $7.5 million unsecured revolving demand line of credit with an interest rate equal to the bank's prime rate. The mortgage bears interest at an annual rate of 8.56%. As of April 30, 2000, no balance was outstanding under the Company's line of credit.

     The Company also has mortgage notes payable to the Pennsylvania Industrial Development Authority in the amount of $0.5 million bearing interest at 2.0% and to the Chester County Development Council in the amount of $0.1 million bearing interest at 5.0%. In addition, the Company has outstanding capital lease obligations in the amount of $0.8 million bearing interest at rates ranging from 7% to 12% per annum.

     The Company had outstanding accounts receivable of approximately $17.3 million and $14.8 million as of April 30, 2000 and October 31, 1999, respectively. As of April 30, 2000, the Company had accounts receivable of $9.6 million from companies located in Asia. The Company has recorded an allowance for doubtful accounts of $13,000 as of April 30, 2000. Management believes that no additional allowance for doubtful accounts receivable is needed at this time as the Company believes that such accounts receivable are fully realizable. Management performs an ongoing evaluation of the status of accounts receivable balances in order to determine if any additional allowances or any write-offs are necessary. The Company may be required to record significant additional allowances in future periods should it determine that any of its accounts receivable become uncollectable.

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


LITIGATION

     The Company has asserted claims of its U.S. Patent No. 4,911,761 (the "'761 patent") against defendants in two actions, CFMT, Inc. and CFM Technologies, Inc. v. STEAG Microtech, Inc., Civil Action No. 95-CV442 and CFMT, Inc. and CFM Technologies, Inc. v. YieldUP International Corp., Civil Action No. 95-549-RRM, alleging infringement, inducement of infringement, and contributory infringement of the patent. The Company asserted claims of U.S. Patent Nos. 4,778,532 (the "'532 patent") and 4,917,123 (the "'123 patent") against the second defendant in a subsequent action, CFMT, Inc and CFM Technologies. v. YieldUP International Corp., Civil Action No. 98-790-RRM. In addition, the Company is also both a defendant and a counterclaim plaintiff in a fourth litigation, Dainippon Screen Manufacturing Co., Ltd. and DNS Electronics, LLC v. CFMT, Inc. and CFM Technologies, Inc., Civil Action No. 97-20270 JW. In this action, the plaintiff, seeks a declaratory judgment of non-infringement, invalidity, and unenforceability of the '761 patent and U.S. Patent No. 4,984,597 (the "'597 patent"). The Company has counterclaimed alleging infringement, inducement of infringement, and contributory infringement of the '761 patent, the '532 patent, the '123 patent, and the '597 patent. Dainippon Screen Manufacturing Co., Ltd. and DNS Electronics, LLC has also filed an antitrust count against the Company.

     On July 10, 1995, the Company filed an action against STEAG Microtech, Inc. ("STEAG") in the United States District Court for the District of Delaware. The Company sought damages and a permanent injunction to prevent further infringement. STEAG Microtech Inc. denied infringement and asserted, among other things, that the `761 patent is invalid and unenforceable. On December 12, 1997, the jury returned a verdict that STEAG Microtech Inc. willfully infringed the `761 patent and that the patent was not invalid. The jury awarded the Company damages of $3,105,000. The District Court subsequently upheld the jury's verdict and entered final judgment and a permanent injunction in the Company's favor. STEAG appealed the verdict and various rulings by the District Court to the Court of Appeals for the Federal Circuit ("CAFC"). On May 13, 1999, the CAFC affirmed the judgment of the District Court in all respects except one. With respect to infringement, the CAFC vacated the judgment and remanded the case to the District Court for reconsideration of its holding of literal infringement. On November 8, 1999 the District Court issued an opinion that upheld the finding of literal infringement and reinstated the judgment and injunction in favor of CFM. STEAG appealed this November 8, 1999, decision. All briefing for the appeal has been filed with the CAFC. No date has been set for the appellate hearing.

     On September 11, 1995, the Company brought an action against YieldUP International Corp. ("YieldUP") in the United States District Court for the District of Delaware. The Company seeks damages and a permanent injunction to prevent further infringement. YieldUP has denied infringement and has asserted, among other things, that the subject patent is invalid and unenforceable. On October 14, 1997, the District Court issued a decision granting summary judgment in favor of YieldUP on the grounds that the process used in YieldUP processing equipment does not infringe the '761 patent. The District Court subsequently granted the Company's request for reargument of the decision, and the Company and YieldUP have submitted additional briefs on the issue. The District Court has not issued a decision on the reargued summary judgment motion.

     On December 30, 1998, the Company filed an additional lawsuit in Federal Court in Wilmington, Delaware charging patent infringement of the '123 and '532 patents by YieldUP. The Company is seeking a permanent injunction preventing YieldUP from using, making or selling equipment that violates these patents and requests damages for past infringement. YieldUP amended its Answer to the Company's Complaint, asserting counterclaims for alleged tortious interference with prospective economic advantage and defamation, and seeking compensatory and punitive damages. Fact discovery in this lawsuit closed on December 10, 1999. A claims construction and pre-trial hearing for this action was held on March 15, 2000. On April 4, 2000, Judge McKelvie issued an Order granting YieldUP's motion for summary judgment and denying CFM's cross-motion for summary judgment. In this Order, Judge McKelvie found that the `532 and `123 patents were invalid due to lack of enablement. CFM has filed a motion seeking reconsideration and re-argument with respect to this summary judgment ruling. In this same Order, Judge McKelvie construed the claims of the `532 and `123 patents. YieldUP has agreed to withdraw with prejudice the tortious interference and defamation counts. Trial on the remaining inequitable conduct count currently is scheduled for June 12, 2000, before Judge McKelvie.

     In March, 1997, a third competitor, Dainippon Screen Mfg. Co. Ltd. and DNS Electronics LLC (collectively "DNS"), filed a suit against the Company in the United States District Court for the Northern District of California. In this action, DNS requested the Court to declare that DNS does not infringe the '761 patent and that the patent is invalid and unenforceable. DNS sought monetary damages and injunctive relief for alleged violations of the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising. The Court dismissed this action on the grounds of lack of personal jurisdiction and absence of an indispensable party. DNS appealed this ruling and the appellate court reversed the district court decision on April 29, 1998. The causes of action relating to the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising have been dismissed. The remainder of the case has been returned to the district court. The Company answered DNS's Complaint and counterclaimed, alleging infringement by DNS of the '532, '123, and '761 patents. A claims construction hearing was held on November 12, 1999, and an initial Claims Construction Order issued on December 9, 1999. Each party subsequently submitted papers to the court seeking a review of portions of the claim construction. DNS is seeking reconsideration of the construction of two terms, while the Company is seeking clarification of two others. DNS has recently added two new counts to this litigation: one for antitrust violations and an additional declaratory judgment count. The antitrust count asserts that the Company knowingly brought causes of action against competitors with a patent that the Company knew was invalid or unenforceable. In the new declaratory judgment count, DNS has asked the court to declare that DNS does not infringe the '597 patent and that this patent is invalid and unenforceable. The Company counterclaimed asserting infringement, inducement of infringement, and contributory infringement of the '597 patent. A Markman (i.e., Claims Construction) hearing on the '597 patent is scheduled for July 21, 2000. As a result of the additional new counts, the liability trial now is scheduled for February 2001. The damages issues for all patent and antitrust counts have been bifurcated, and will be tried only after liability issues have been resolved.

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

     In Japan, the Company filed an Invalidation Appeal of Japanese Patent No. 2634350 against Dainippon Screen Manufacturing K.K. The Board of Appeals of the Japanese Patent Office decided in favor of DNS. CFM has until July 25, 2000 to appeal this decision to the Tokyo High Court.


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


FORWARD LOOKING STATEMENTS

     Statements in this Quarterly Report on Form 10-Q, including those concerning the Company's expectations of future sales, gross profits, research, development and engineering expenses, selling, general and administrative expenses, product introductions, cash requirements and SAB 101 adoption, include certain forward-looking statements. As such, actual results may vary materially from such expectations. Factors which could cause actual results to differ from expectations include variations in the level of orders which can be affected by general economic conditions and growth rates in the semiconductor manufacturing industries and in the markets served by the Company's customers, the international economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by the Company or its competitors, ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs, ability to evaluate, identify and correct date recognition problems in software used by the Company, its customers or suppliers or failure to realize a successful outcome to pending patent litigation, all of which constitute significant risks. There can be no assurance that the Company's results of operations will not be adversely affected by one or more of these factors.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     Mr. Brad S. Mattson resigned his position as a member of the Company's board of directors, effective April 26, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

            27  Financial Data Schedule


     (b) Reports on Form 8-K

            None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Dated:  June 14, 2000



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