Form 10-Q
period 2000-07-31
CFM TECHNOLOGIES INC
filed 2000-09-14
CIK 849323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

      [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 for the quarterly period ended July 31, 2000.
                                   or

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


              (Former name, former address and former fiscal year,
                          if changed since last report


      Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes __X__ No_____

       The number of outstanding shares of the Registrant's Common Stock, no par value per share, on September 04, 2000 was 8,067,175.

                     CFM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION


    Item 1. Consolidated Financial Statements:


            Consolidated Balance Sheets (unaudited) as of
            July 31, 2000 and October 31, 1999 .................  3

            Consolidated Statements of Operations (unaudited)for
            the Three and Nine months ended July 31, 2000
            and 1999 ............................................ 5

            Consolidated Statements of Cash Flows (unaudited)
            for the Nine months ended July 31, 2000 and 1999..... 6

            Notes to Consolidated Financial Statements .......... 7


    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations  ................ 9


PART II.  OTHER INFORMATION


     Item 1. Legal Proceedings ................................. 17


     Item 6. Exhibits and Reports on Form 8-K .................. 17

             Signatures ........................................ 18

             Exhibit Index ..................................... 19

                              PART I. FINANCIAL INFORMATION


ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS


                         CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS)
                                       (UNAUDITED)


                                                July 31,      October 31,
                                                  2000           1999
                                               --------        --------

CURRENT ASSETS:
   Cash and cash equivalents                    $10,149         $13,967
   Short-term investments                         3,665          10,249
   Accounts receivable                           14,940          14,826
   Inventories                                   15,210          17,039
   Prepaid expenses and other                       681             796
   Deferred income taxes                             --           1,958
                                                -------         -------
        Total current assets                     44,645          58,835
                                                -------         -------
PROPERTY, PLANT AND EQUIPMENT:
   Land                                             540             540
   Building and improvements                      6,057           5,932
   Machinery and equipment                       16,064          14,239
   Furniture and fixtures                         1,574           1,565
                                                -------         -------
                                                 24,235          22,276
   Less - Accumulated depreciation
     and amortization                           (10,868)         (8,739)
                                                -------         -------
   Net property, plant and equipment             13,367          13,537
                                                -------         -------
OTHER ASSETS                                        314           9,714
                                                -------         -------
                                                $58,326         $82,086
                                                =======         =======




   The accompanying notes are an integral part of these financial statements.

                         CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE DATA)
                                       (UNAUDITED)


                                                     July 31,        October 31,
                                                       2000             1999
                                                     --------         --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                 $    545         $    589
   Accounts payable                                     2,845            3,930
   Accrued expenses                                     8,976            9,246
                                                     --------         --------
            Total current liabilities                  12,366           13,765
                                                     --------         --------
LONG-TERM DEBT                                          1,252            1,628
                                                     --------         --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value; 1,000,000
     authorized shares; no shares issued or
     outstanding                                            -                -
   Common stock, no par value; 30,000,000
     authorized shares; 8,066,875 and
     8,035,328 shares issued                           81,804           81,495
  Treasury stock, 189,617 and 223,100
     common shares at cost                             (1,560)          (1,858)
  Deferred compensation                                  (116)             (23)
  Retained earnings                                   (35,420)         (12,921)
                                                     --------         --------
            Total shareholders' equity                 44,708           66,693
                                                     --------         --------
                                                     $ 58,326         $ 82,086
                                                     ========         ========




   The accompanying notes are an integral part of these financial statements.

                         CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                       (UNAUDITED)

                                                   Three Months Ended            Nine Months Ended
                                                        July 31,                     July 31,
                                                -----------------------       -----------------------
                                                  2000           1999           2000           1999
                                                --------       --------       --------       --------
NET SALES                                       $ 12,953       $  9,620       $ 37,678       $ 22,396
COST OF SALES                                      8,273          6,064         23,923         15,169
                                                --------       --------       --------       --------
     Gross profit                                  4,680          3,556         13,755          7,227
                                                --------       --------       --------       --------
OPERATING EXPENSES:
     Research, development and engineering         2,512          2,492          7,181          7,674
     Selling, general and administrative           5,948          4,821         18,169         12,738
                                                --------       --------       --------       --------
           Total operating expenses                8,460          7,313         25,350         20,412
                                                --------       --------       --------       --------
           Operating loss                         (3,780)        (3,757)       (11,595)       (13,185)

INTEREST (INCOME) EXPENSE, Net                      (149)          (283)          (565)        (1,106)
                                                --------       --------       --------       --------
      Loss before income taxes                    (3,631)        (3,474)       (11,030)       (12,079)

INCOME TAX PROVISION (BENEFIT)                      --           (1,181)        11,397         (4,107)
                                                --------       --------       --------       --------
NET LOSS                                        $ (3,631)      $ (2,293)      $(22,427)      $ (7,972)
                                                ========       ========       ========       ========
NET LOSS PER COMMON SHARE:
      Basic                                     $  (0.46)      $  (0.29)      $  (2.85)      $  (1.01)
                                                ========       ========       ========       ========
      Diluted                                   $  (0.46)      $  (0.29)      $  (2.85)      $  (1.01)
                                                ========       ========       ========       ========

SHARES USED IN COMPUTING NET LOSS PER
  COMMON SHARE:
      Basic                                        7,874          7,852          7,865          7,859
                                                ========       ========       ========       ========
      Diluted                                      7,874          7,852          7,865          7,859
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

                         CFM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)
                                       (UNAUDITED)

                                                        Nine Months Ended
                                                            July 31,
                                                     -----------------------
                                                        2000          1999
                                                     --------       --------
OPERATING ACTIVITIES:
Net loss                                             $(22,427)      $ (7,972)
Adjustments to reconcile net loss to net cash
  used in operating activities
   Depreciation and amortization                        2,159          1,628
   Deferred compensation                                   83             18
   Deferred income tax provision (benefit)             11,376         (4,107)
   (Increase) decrease in -
      Accounts receivable                                (114)        (5,196)
      Inventories                                       1,829         (1,332)
      Prepaid expenses and other current assets           115          2,458
      Other assets                                        (48)            20
   Increase (decrease) in -
      Accounts payable                                 (1,085)         2,296
      Accrued expenses                                   (270)           546
                                                     --------       --------
Net cash used in operating activities                  (8,382)       (11,641)
                                                     --------       --------
INVESTING ACTIVITIES:
   Purchases of short-term investments                 (4,912)       (29,727)
   Proceeds from sale of short-term investments        11,496         30,982
   Purchases of property, plant and equipment          (1,959)        (3,867)
                                                     --------       --------
Net cash provided by (used in) investing
   activities                                           4,625         (2,612)
                                                     --------       --------
FINANCING ACTIVITIES:
   Payments on long-term debt                            (420)          (495)
   Proceeds from sale of common stock, net                 --            225
   Proceeds from exercise of stock options                133              2
   Proceeds from sale of treasury stock                   226             --
   Purchases of Treasury Stock                             --           (628)
                                                     --------       --------
Net cash used in financing activities                     (61)          (896)
                                                     --------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (3,818)       (15,149)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         13,967         31,649
                                                     --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 10,149       $ 16,500
                                                     --------       --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest expense                    $    139       $    160
   Cash received for interest income                      747          1,300
   Cash paid (refunded) for income taxes                    6         (2,505)


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


(2) INVENTORIES:

                                July 31,       October 31,
                                  2000            1999
                              -----------       -----------
        Raw materials         $ 7,560,000      $ 9,282,000
        Work in progress        6,363,000        6,813,000
        Finished Goods          1,287,000          944,000
                              -----------      -----------
                              $15,210,000      $17,039,000
                              ===========      ===========

     Finished Goods is comprised of evaluation units located at customer sites.


(3) NET LOSS PER COMMON SHARE:

     Basic net loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Inclusion of shares of common stock potentially issuable upon the exercise of outstanding stock options would have been antidilutive in the calculation of diluted net loss per common share for the three and nine month periods ended July 31, 2000 and 1999, and therefore was not included in the calculation.

     The net loss and weighted average common shares outstanding for purposes of calculating net loss per common share are computed as follows:

                                     Three Months Ended                   Nine Months Ended
                                          July 31,                            July 31,
                                -----------------------------       -------------------------------
                                    2000              1999               2000              1999
                                -----------       -----------       ------------       ------------
Net loss used for basic
  and diluted net loss
  per common share              $(3,631,000)      $(2,293,000)      $(22,427,000)      $(7,972,000)
                                ===========       ===========        ===========       ===========
Weighted average common
  shares outstanding used
  for basic and diluted
  net loss per common share       7,874,000         7,852,000          7,865,000         7,859,000
                                ===========       ===========        ===========       ===========
Net loss per common share,
  basic and diluted                  $(0.46)           $(0.29)            $(2.85)           $(1.01)
                                ===========       ===========        ===========       ===========

(4) GEOGRAPHIC INFORMATION:

     Historically, a significant portion of the Company's sales has been to Asian companies. Sales to Asian customers for the three and nine months ended July 31, 2000 were $3,826,000 and $18,649,000 respectively. Accounts receivable as of July 31, 2000 included $4,215,000 due from Asian customers.


(5) INCOME TAXES:

     Based on an assessment of the Company's recent earnings history and uncertainties related to expected future taxable income, management has determined that it can no longer make the assertion that it is more likely than not that any of the net deferred tax assets recorded as of January 31, 2000 totaling $12,578,000 will be realized in future periods. As a result, the Company recorded a full valuation allowance against its net deferred tax assets in the fiscal quarter ended April 30, 2000. The valuation allowance was recorded in the income tax provision (benefit) in the accompanying statements of operations for the three and nine months ended July 31, 2000. In addition, based on the factors noted above the Company has recorded a full valuation allowance against the income tax benefit for the quarter ended July 31, 2000.


(6) NEW ACCOUNTING PRONOUNCEMENT:

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is reviewing these views and assessing whether any of these interpretations of generally accepted accounting principles may cause the Company to report a change in accounting principle. In compliance with SAB 101, the Company is required to and will make such a determination and report the impact of such a change, if any, no later than the fourth quarter of fiscal year 2001. While management believes that its revenue recognition policies conform with the generally accepted accounting principles that have been used consistently in practice in the capital equipment industry, certain issues raised in SAB 101, including delivery and performance revenue recognition criteria, could be interpreted to cause a change in accounting principle by the Company and many other companies in the capital equipment industry. At this time, the effect of SAB 101 on the Company's operating results in any future period cannot be fully determined; however, such a change could materially adversely affect the Company's financial position and results of operations.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


MERGER AGREEMENT WITH MATTSON TECHNOLOGY, INC.

     CFM Technologies, Inc. ("CFM" or the "Company") announced on June 28, 2000 that it entered into a definitive agreement to be acquired by Mattson Technology, Inc. ("Mattson") (Nasdaq:MTSN). Mattson has also announced that it would acquire part of STEAG Electronic Systems AG's ("STEAG") Semiconductor Equipment Division in a related transaction.

     Under the terms of the agreements, shareholders of CFM would own approximately 12 percent of the resulting company, which is expected to rank among the world's top 15 semiconductor equipment suppliers with annual revenues in excess of $500 million. The agreement provides for the exchange of 0.5223 Mattson common shares for each share of CFM common stock. The transaction is expected to be accounted for as a purchase.

     The Boards of Directors of Mattson and CFM have approved the agreement and due diligence has been completed. Based on the terms of the agreements, the merger of CFM with Mattson is contingent upon a closing between Mattson and STEAG. The agreement between Mattson and CFM is subject to customary closing conditions, including shareholder approval by both companies and regulatory approvals, and is expected to close on or about January 1, 2001. Brad Mattson, who controls 18% of Mattson common stock, and Christopher F. McConnell, CFM's Chairman, who controls 14% of CFM common stock, have agreed to support and vote in favor of the transaction.

     As a result of the transaction, STEAG has withdrawn its appeal of a federal district court judgment that it infringed a CFM patent covering Direct-Displace(TM) Drying, and will confirm the court's judgment that the patent is valid and enforceable. This will settle the companies' patent dispute with all complaints withdrawn and the validity of CFM's patents upheld. The Company granted to STEAG a non-exclusive, non-transferable worldwide license, without the right to grant sublicenses, to make, have made, use, sell, offer for sale, and import licensed products during the term of the agreement. The particular CFM patent which was infringed by STEAG is also a subject of pending suits against Dainippon Screen Manufacturing Ltd. and FSI International Corp. See "Litigation" below.

     CFM AND MATTSON PLAN TO FILE A JOINT PROXY STATEMENT/PROSPECTUS AND OTHER RELEVANT DOCUMENTS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH THE PLANNED MERGER OF CFM AND MATTSON. BOTH MATTSON AND CFM EXPECT TO MAIL A PROXY STATEMENT/PROSPECTUS TO THEIR RESPECTIVE STOCKHOLDERS CONTAINING INFORMATION ABOUT THE TRANSACTION. INVESTORS ARE URGED TO READ THE PROXY STATEMENT/PROSPECTUS AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC CAREFULLY WHEN THEY ARE AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT MATTSON, CFM, THE STEAG BUSINESS BEING COMBINED WITH MATTSON, AND THE PROPOSED MERGER. INVESTORS SHOULD READ THE PROXY STATEMENT/PROSPECTUS AND OTHER RELEVANT DOCUMENTS BEFORE MAKING ANY VOTING OR INVESTMENT DECISIONS. INVESTORS AND SECURITY HOLDERS WILL BE ABLE TO OBTAIN FREE COPIES OF THESE DOCUMENTS THROUGH THE WEB SITE MAINTAINED BY THE SEC AT HTTP://WWW.SEC.GOV. COPIES OF DOCUMENTS FILED WITH THE SEC BY MATTSON MAY BE OBTAINED FREE OF CHARGE BY CONTACTING PETER BROWN OF MATTSON AT (800) MATTSON. COPIES OF DOCUMENTS FILED WITH THE SEC BY CFM MAY BE OBTAINED FREE OF CHARGE FROM CFM THROUGH JEFF RANDALL AT (610) 280-8509.

     IN ADDITION, MATTSON AND CFM FILE ANNUAL, QUARTERLY AND SPECIAL REPORTS, PROXY STATEMENTS AND OTHER INFORMATION WITH THE SEC. YOU MAY READ AND COPY ANY REPORTS, STATEMENTS AND OTHER INFORMATION FILED BY MATTSON AND CFM AT THE SEC PUBLIC REFERENCE ROOMS AT 450 FIFTH STREET, NW, WASHINGTON, D.C. 20549 OR AT THE SEC'S OTHER PUBLIC REFERENCE ROOMS IN NEW YORK, NEW YORK AND CHICAGO, ILLINOIS. PLEASE CALL THE SEC AT 1-800-SEC-0330 FOR FURTHER INFORMATION ON PUBLIC REFERENCE ROOMS. MATTSON'S AND CFM'S FILINGS WITH THE SEC ARE ALSO AVAILABLE TO THE PUBLIC FROM COMMERCIAL DOCUMENT RETREIVAL SERVICES AND AT THE WEB SITE MAINTAINED BY THE SEC AT HTTP://WWW.SEC.GOV. CFM, ITS DIRECTORS, AND CERTAIN EXECUTIVE OFFICERS AND MEMBERS OF MANAGEMENT AND EMPLOYEES MAY BE DEEMED TO BE SOLICITING PROXIES FROM MATTSON'S AND CFM'S STOCKHOLDERS IN FAVOR OF THE ADOPTION OF THE DEFINITIVE AGREEMENTS AND THE PROPOSED MERGER. INFORMATION REGARDING THE IDENTITY OF THESE PERSONS AND THEIR INTEREST IN THE SOLICITATION IS SET FORTH IN A SCHEDULE 14A FILED UNDER RULE 425 OF THE REGULATIONS PROMULGATED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, ON JULY 17, 2000, AND AVAILABLE FREE OF CHARGE AS SET FORTH ABOVE.


OVERVIEW

     The Company designs, manufactures and markets advanced wet processing equipment for sale to the worldwide semiconductor manufacturing industry. The Company was founded in 1984 and began commercial operations in 1990 following a period of technology and product development, during which time the Company's patented Full-Flow(TM) enclosed processing and Direct-Displacement(TM) drying technologies were developed.

     The Company has derived substantially all of its revenues from the sale of a relatively small number of its systems, which range in price from approximately $1.0 million to $3.0 million. The Company sells its systems worldwide and records a significant portion of its sales to customers outside the United States. The Company's international sales have occurred in Taiwan, Korea, Europe, Japan and Israel. The Company anticipates that international sales will continue to account for a significant portion of net sales, although the percentage of international sales is expected to fluctuate from period to period.


RESULTS OF OPERATIONS

      The following table sets forth certain financial data for the periods indicated, expressed as a percentage of net sales:


                                  Three Month Period         Nine Month Period
                                    Ended July 31,            Ended July 31,
                                 -------------------        ------------------
                                  2000         1999          2000        1999
                                 ------       ------        ------      ------
Net sales                        100.0%       100.0%        100.0%      100.0%
Gross profit                      36.1%        37.0%         36.5%       32.3%
Research, development and
   engineering                    19.4%        25.9%         19.1%       34.3%

Selling, general and
   administrative                 45.9%        50.1%         48.2%       56.9%
Operating loss                   (29.2)%      (39.1)%       (30.8)%     (58.9)%
Loss before income taxes         (28.0)%      (36.1)%       (29.3)%     (53.9)%
Net loss                         (28.0)%      (23.8)%       (59.5)%     (35.6)%

     Net Sales. Net sales for the three month period ended July 31, 2000 of $13.0 million increased 34.6% from $9.6 million in the corresponding period in fiscal 1999. International sales represented 32.3% and 40.1% of total net sales for the three months ended July 31, 2000 and 1999, respectively. Net sales in the second quarter of fiscal 2000 were $12.0 million. The increase in net sales for the third quarter of 2000 was the result of the continuing impact of the broad semiconductor industry upturn.

     For the nine months ended July 31, 2000, net sales of $37.7 million increased 68% from $22.4 million during the nine months ended July 31, 1999. International sales represented 53.7% and 36.8% of total net sales for the nine months ended July 31, 2000 and 1999, respectively. The increase in net sales for nine months ended July 31, 2000, is primarily the result of the semiconductor industry upturn.

     Gross Profit. Gross profit as a percentage of net sales was slightly lower at 36.1% for the three-month period ended July 31, 2000 compared to 37.0% for the same corresponding period in fiscal 1999. Gross profit was 34.5% in the second quarter of fiscal 2000.

     During the first nine months of fiscal 2000, gross profit increased to 36.5% from 32.3% for the corresponding nine months of fiscal 1999. The increase in the gross profit percentage is attributable to increased manufacturing production in fiscal 2000. The Company's gross margins have varied significantly from quarter to quarter and will continue to be affected by a variety of factors. These factor include sales volumes, the mix and average selling prices of systems, sales of OEM automation equipment which yield relatively lower gross margins and the customization of systems.

     Research, Development and Engineering. Research, development and engineering expenses for the quarter ended July 31, 2000, compared to the corresponding period of fiscal 1999, remained stable at $2.5 million. Research, development and engineering expenses were $2.2 million in the second quarter of fiscal 2000. The Company anticipates that research, development and engineering spending in the coming quarters will continue at the current level.

     Research, development and engineering expenses for the nine months ended July 31, 2000 decreased slightly to $7.2 million from $7.7 million for the corresponding period during fiscal 1999. During the nine month period ended July 31, 2000, the Company continued its support of the joint development project with Semiconductor 300 (a joint venture of Infineon and Motorola) in Dresden, Germany. As part of this joint development program, Semiconductor 300 and the Company have qualified the CFM system's performance for a broad spectrum of production processes using 300mm silicon wafers. The Company continues to develop new processes for existing and new equipment and to invest in its applications laboratory, which is used for process development and demonstrations.

      Selling, General and Administrative. Selling, general and administrative expenses increased to $5.9 million or 45.9% of net sales in the quarter ended July 31, 2000 from $4.8 million or 50.1% of net sales in the quarter ended July 31, 1999. Selling, general and administrative expenses were $6.1 million for the second quarter of fiscal 2000. Selling, general and administrative expenses for the third quarter of fiscal 1999 reflects higher patent litigation costs compared to the same period in the prior year. See "Litigation" below. The Company anticipates that selling, general and administrative expenses will continue at current levels.

      For the nine months ended July 31, 2000, selling, general and administrative expenses were $18.2 million, or 48.2% of net sales, compared to $12.7 million, or 56.9% of net sales, for the nine months ended July 31, 1999. During the nine months ended July 31, 2000, expenses included approximately $4.1 million related to the Company's ongoing efforts to protect its intellectual property compared to $1.7 million in the comparable prior year period. Sales commission expenses were higher in both the three and nine month period of fiscal 2000 and fiscal 1999 as a result of higher net sales.

     Interest (Income) Expense, Net. Interest income, net of interest expense, was $149,000 and $283,000 for the quarters ended July 31, 2000 and 1999, respectively.

     Interest income, net of interest expense, for the nine months ended July 31, 2000 and 1999 was $565,000 and $1,106,000, respectively. The net interest income recorded during these periods was the result of interest income earned by the Company from investment of funds not immediately needed to support the Company's operations.

     Income Taxes. The Company's effective tax rate was 34% for the three and nine month periods ended July 31, 1999. The income tax benefit recorded in 1999 was recorded as a deferred income tax asset. Based on an assessment of the Company's recent earnings history and uncertainties related to expected future taxable income, management has determined that it can no longer make the assertion that it is more likely than not that any of the net deferred tax assets recorded as of January 31, 2000 totaling $12,578,000 will be realized in future periods. As a result, the Company recorded a full valuation allowance against its net deferred tax assets in the fiscal quarter ended April 30, 2000. The valuation allowance was recorded in the income tax provision (benefit) in the accompanying statements of operations for the nine months ended July 31, 2000. In addition based on the factors noted above the Company has recorded a full valuation allowance against the income tax benefit for the quarter ended July 31, 2000.


BACKLOG

     As of July 31, 2000, the Company's backlog of orders was $9.9 million, compared to $10.7 million as of July 31, 1999. Customer orders for the third quarter of fiscal 2000 were $14.1 million and $37.0 million for the first nine months of fiscal 2000. Orders from the U.S. accounted for 80% of total orders for the third quarter, 18% were from Asia and the remainder were from Europe. For the nine months ended July 31, 2000, U.S. orders accounted for 44.9% of the total orders, 50.7% were from Asia and the remainder were from Europe. It has been the experience of the Company that neither reported backlog at a particular date nor the pattern of receipt of orders is necessarily indicative of future orders or revenues.


LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 2000, the Company had $10.1 million in cash and cash equivalents, $3.7 million in short-term investments and $32.3 million in working capital. At October 31, 1999 the Company had $14.0 million in cash and cash equivalents, $10.2 million in short-term investments and $45.1 million in working capital.

     Approximately $8.4 million was used in operating activities during the nine months ended July 31, 2000, as compared with $11.6 million used in operating activities during the nine months ended July 31, 1999. The cash used in operating activities during the nine months ended July 31, 2000 was primarily the result of the net loss of $22.4 million and a decrease in accounts payable of $1.1 million. Cash provided by operating activities was derived from a decrease in inventories of $1.1 million and non-cash charges of $2.2 million of depreciation and amortization and $11.4 million related to deferred taxes.

     The cash used in operating activities during the nine months ended July 31, 1999 was primarily the result of the net loss of $8.0 million and an increase in accounts receivable of $5.2 million. Cash provided by operating activities was derived from the receipt of income tax payments of $2.5 million related to the carry back of net operating losses to prior periods, an increase in accounts payable of $2.3 million and non-cash charges of $1.6 million of depreciation and amortization.

     Acquisitions of property, plant and equipment were $2.0 million for the first nine months of fiscal 2000 and $3.9 million for the first nine months of fiscal 1999. Acquisitions during the first nine months of fiscal 2000 were primarily for the purchase of systems control software while acquisitions in the first nine months of fiscal 1999 were related to the acquisition of leasehold improvements for the Company's production and administrative facilities.

     The Company has a relationship with a commercial bank which includes a mortgage on one of the Company's manufacturing facilities in the amount of $0.6 million and a $7.5 million unsecured revolving demand line of credit with an interest rate equal to the bank's prime rate. The mortgage bears interest at an annual rate of 8.56%. As of July 31, 2000, no balance was outstanding under the Company's line of credit.

     The Company also has mortgage notes payable to the Pennsylvania Industrial Development Authority in the amount of $0.4 million bearing interest at 2.0% and to the Chester County Development Council in the amount of $0.05 million bearing interest at 5.0%. In addition, the Company has outstanding capital lease obligations in the amount of $.8 million bearing interest at rates ranging from 7% to 12% per annum.

     The Company had outstanding accounts receivable of approximately $14.9 million and $14.8 million as of July 31, 2000 and October 31, 1999, respectively. The Company has recorded an allowance for doubtful accounts of $13,000 as of July 31, 2000. Management believes that no additional allowance for doubtful accounts receivable is needed at this time as the Company believes that such accounts receivable are fully realizable. Management performs an ongoing evaluation of the status of accounts receivable balances in order to determine if any additional allowances or any write-offs are necessary. The Company may be required to record significant additional allowances in future periods should it determine that any of its accounts receivable become uncollectable.

     The Company believes that existing cash, cash equivalents and short-term investment balances and its available line of credit will be sufficient to meet the Company's cash requirements during the next 12 months. However, depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to the Company. It is management's expectation that the announced transaction with Mattson will take place on or shortly after January 1, 2001, at which point the Company will be acquired by Mattson (See "Merger Agreement with Mattson Technology" above).


LITIGATION

     The Company is currently litigating three ongoing cases involving the Company's intellectual property. The Company has asserted claims of its U.S. Patent No. 4,911,761 (the "`761 patent") against a defendant in CFMT and CFM Technologies, Inc. v. YieldUP International Corp., Civil Action No. 95-549-RRM, alleging infringement, inducement of infringement, and contributory infringement. The Company further asserted claims of U.S. Patent Nos. 4,778,532 (the "'532 patent") and 4,917,123 (the "'123 patent") against this defendant in a subsequent action, CFMT, Inc. and CFM Technologies. v. YieldUP International Corp., Civil Action No. 98-790-RRM. In addition, the Company is also both a defendant and a counterclaim plaintiff in a third litigation, Dainippon Screen Manufacturing Co., Ltd. and DNS Electronics, LLC v. CFMT, Inc. and CFM Technologies, Inc., Civil Action No. 97-20270 JW. In this action, the plaintiffs seek a declaratory judgment of invalidity and unenforceability of the `761 patent and U.S. Patent No. 4,984,597 (the "`597 patent"), and a declaratory judgment of non-infringement of the `761 patent. The Company has counterclaimed alleging infringement, inducement of infringement, and contributory infringement of certain claims of each of the `761 patent, the '532 patent, the '123 patent, and the `597 patent. Dainippon Screen Manufacturing Co., Ltd. and DNS Electronics, LLC have also filed an antitrust count against the Company charging improper use of patents known to be invalid.

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

     On December 30, 1998, the Company filed an additional lawsuit in the United States District Court for the District of Delaware charging patent infringement of the '123 and '532 patents by YieldUP. The Company is seeking a permanent injunction preventing YieldUP from using, making or selling equipment that violates these patents and requests damages for past infringement. YieldUP amended its Answer to the Company's Complaint, asserting counterclaims for alleged tortious interference with prospective economic advantage and defamation, a declaratory judgment that the patents are unenforceable due to applicants' alleged inequitable conduct in obtaining the patents, and seeking compensatory and punitive damages. Fact discovery in this lawsuit closed on December 10, 1999. A claims construction and pre-trial hearing for this action was held on March 15, 2000. On April 4, 2000, the District Court issued an Order granting a YieldUP motion for summary judgment and denying CFM's cross-motion for summary judgment. In this Order, the District Court found that the `532 and `123 patents were both invalid due to lack of enablement. In this same Order, the District Court construed the claims of the `532 and `123 patents. CFM filed a motion seeking reconsideration and re-argument of the summary judgment ruling, which the District Court denied on August 10, 2000. YieldUP has agreed to withdraw with prejudice the tortious interference and defamation counts. A bench trial on the remaining inequitable conduct count was held on July 28, 2000. The District Court has not yet ruled on the inequitable conduct count nor entered final judgment that the `532 and `123 patents are invalid for lack of enablement.

     In March, 1997, another competitor, Dainippon Screen Mfg. Co. Ltd. and DNS Electronics LLC (collectively "DNS"), filed a suit against the Company in the United States District Court for the Northern District of California. In this action, DNS requested the Court to declare that DNS does not infringe the `761 patent and that the patent is invalid and unenforceable. DNS also sought monetary damages and injunctive relief for alleged violations of the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising. The Court dismissed the patent counts on the grounds of lack of personal jurisdiction and absence of an indispensable party. DNS appealed this ruling and the appellate court reversed the district court decision on April 29, 1998. The causes of action relating to the Lanham Act, unfair competition, tortious interference with prospective economic advantage, and unfair advertising were dismissed without prejudice. The remainder of the case has been returned to the district court.

     The Company answered DNS's Complaint and counterclaimed, alleging infringement by DNS of the '532, '123, and `761 patents. A claims construction hearing was held on November 12, 1999, and an initial Claims Construction Order issued on December 9, 1999, and two subsequent claims construction Orders were issued on July 12, 2000. In February, 2000, DNS added two additional counts to this litigation: one for antitrust violations and additional declaratory judgment counts that the `597 patent was invalid and unenforceable. The antitrust count asserts that the Company knowingly brought causes of action against competitors with patents -- the `761 patent and the `597 patent -- that the Company knew were invalid or unenforceable. In the new declaratory judgment count, DNS has asked the court to declare that DNS does not infringe the `597 patent and that this patent is invalid and unenforceable. The Company counterclaimed asserting infringement, inducement of infringement, and contributory infringement of the `597 patent. A Markman (i.e., Claims Construction) hearing on the `597 patent was held on July 21, 2000, and there has been subsequent briefing as to the proper construction of the asserted claims of the `597 patent. No claims construction ruling has issued yet as to the `597 patent. As a result of the additional new counts, the liability trial now is scheduled for February 2001.

     DNS has recently moved the court for permission to update its antitrust count, and to add new counts for unfair competition, interference with business relations, and trade libel into the case. That motion is still pending. Furthermore, as a result of the Summary Judgment finding of invalidity due to lack of enablement of the `532 and `123 patents in the YieldUP case, DNS has requested that the counts concerning these two patents be stayed pending further results in the YieldUP case. The damages issues for all patent and antitrust counts have been bifurcated, and will be tried only after liability issues have been resolved.

     The Company has recently settled actions with a third competitor, STEAG, as a result of the pending mergers involving STEAG, CFM, and Mattson. These settled actions include an infringement case brought by the Company against Steag in the United States District Court for the District of Delaware involving the `761 patent, CFMT, Inc. and CFM Technologies, Inc. v. Steag Microtech, Inc., Civil Action No. 95-CV442, as well as nullification proceedings against the Company's drying patents in Germany (DE68921757.8), France (EP428,784), Netherlands (23184), Ireland (66389) and Japan (2,135,270). The settlement agreement between the Company and STEAG acknowledges that the `761 patent and its foreign counterparts are valid, enforceable and infringed by STEAG.

     As a result of the transaction, STEAG will withdraw its pending appeal of a federal district court judgment that it infringed a CFM patent covering Direct-Displace(TM) Drying, and will confirm the court's judgment that the patent is valid and enforceable. This will settle the companies' patent dispute with all complaints withdrawn and the validity of CFM's patents upheld. The CFM patent is also a subject of pending suits against Dainippon Screen Manufacturing and FSI International Corp - See "Litigation" below.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is reviewing these views and assessing whether any of these interpretations of generally accepted accounting principles may cause the Company to report a change in accounting principle. In compliance with SAB 101, the Company is required to and will make such a determination and report the impact of such a change, if any, no later than the fourth quarter of fiscal year 2001. While management believes that its revenue recognition policies conform with the generally accepted accounting principles that have been used consistently in practice in the capital equipment industry, certain issues raised in SAB 101, including delivery and performance revenue recognition criteria, could be interpreted to cause a change in accounting principle by the Company and many other companies in the capital equipment industry. At this time, the effect of SAB 101 on the Company's operating results in any future period cannot be fully determined; however, such a change could materially adversely affect the Company's financial position and results of operations.


FORWARD LOOKING STATEMENTS

     Statements in this Quarterly Report on Form 10-Q, including those concerning the Company's expectations of future sales, gross profits, research, development and engineering expenses, selling, general and administrative expenses, product introductions, cash requirements, merger with Mattson Technology and SAB 101 adoption, include certain forward-looking statements. As such, actual results may vary materially from such expectations. Factors which could cause actual results to differ from expectations include variations in the level of orders which can be affected by general economic conditions and growth rates in the semiconductor manufacturing industries and in the markets served by the Company's customers, the international economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by the Company or its competitors, ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs, ability to evaluate, identify and correct date recognition problems in software used by the Company, its customers or suppliers or failure to realize a successful outcome to pending patent litigation, all of which constitute significant risks. There can be no assurance that the Company's results of operations will not be adversely affected by one or more of these factors.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          See "Litigation" section of PART I - FINANCIAL INFORMATION, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.27 Change of Control and Severence Agreement dated as of April 10, 2000 between CFM Technologies, Inc. and Christopher F. McConnell

10.28 Change of Control and Severence Agreement dated as of April 10, 2000 between CFM Technologies, Inc. and Roger A. Carolin.

10.29 Amendment No 1. to Employment Agreement dated as of April 10, 2000 between CFM Technologies, Inc. and Lorin J. Randall amending an Employee Agreement dated October 25, 1999.

10.30 Interim Patent License Agreement dated as of June 28, 2000 between CFM Technologies, Inc., CFMT, Inc. and STEAG Electronic Systems AG. [The Registrant has requested confidential treatment for portions of this Exhibit.]

10.31 Amendment No. 1, Change of Control and Severence Agreement dated as of June 27, 2000 between CFM Technologies, Inc. and Roger A. Carolin.

10.32 Amendment No. 1 dated as of June 26, 2000, to the Rights Agreement dated as of April 24, 1997 between CFM Technologies, Inc. and American Stock Transfer & Trust Co., as Rights Agent.

10.33 Agreement for Termination of Litigation and Nullity Proceedings dated as of June 27, 2000 between CFM Technologies, Inc. and STEAG Electronic Systems AG.

27       Financial Data Schedule


(b) Reports on Form 8-K

          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Dated:  September 14, 2000


                                 CFM Technologies, Inc.
                                            (Registrant)


                              By: /s/ ROGER A. CAROLIN
                                  -------------------------------
                                      Roger A. Carolin
                                      Chief Executive Officer



                              By: /s/ LORIN J. RANDALL
                                  -------------------------------
                                      Lorin J. Randall
                                      Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT

10.27 Change of Control and Severence Agreement dated as of April 10, 2000 between CFM Technologies, Inc. and Christopher F. McConnell

10.28 Change of Control and Severence Agreement dated as of April 10, 2000 between CFM Technologies, Inc. and Roger A. Carolin.

10.29 Amendment No 1. to Employment Agreement dated as of April 10, 2000 between CFM Technologies, Inc. and Lorin J. Randall amending an Employee Agreement dated October 25, 1999.

10.30 Interim Patent License Agreement dated as of June 28, 2000 between CFM Technologies, Inc., CFMT, Inc. and STEAG Electronic Systems AG. [The Registrant has requested confidential treatment for portions of this Exhibit.]

10.31 Amendment No. 1, Change of Control and Severence Agreement dated as of June 27, 2000 between CFM Technologies, Inc. and Roger A. Carolin.

10.32 Amendment No. 1 dated as of June 26, 2000 to the Rights Agreement dated as of April 24, 1997 between CFM Technologies, Inc. and American Stock Transfer & Trust Co., as Rights Agent.

10.33 Agreement for Termination of Litigation and Nullity Proceedings dated as of June 27, 2000 between CFM Technologies, Inc. and STEAG Electronic Systems AG.


27     Financial Data Schedule.